Form 10-Q
period 2021-03-31
Vimeo Holdings, Inc.
filed 2021-05-10
CIK 1837686

As filed with the Securities and Exchange Commission on May 7, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 333-251656-01

VIMEO HOLDINGS, INC.*
(Exact name of registrant as specified in its charter)

Delaware	85-4334195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011
(Address of registrant's principal executive offices)
(212) 314-7300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 30, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	90
Class B common stock	10
Total	100
*The Registrant is currently named Vimeo Holdings, Inc. In connection with the consummation of the spin-off described in this Quarterly Report on Form 10-Q, Vimeo Holdings, Inc. plans to change its name to "Vimeo, Inc."

Explanatory Note
On December 22, 2020, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo, Inc. ("Vimeo") to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. SpinCo became a reporting company under the Securities Exchange Act of 1934 upon effectiveness of its registration statement on Form S-4 on April 7, 2021. Given the Spin-off has not yet been consummated, the financial statements of Vimeo and SpinCo are separately presented in this Quarterly Report on Form 10-Q. Following completion of the Spin-off, which is expected to occur on May 25, 2021, SpinCo will report consolidated financial results, which will include Vimeo.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$316,305	$110,011
Accounts receivable, net	14,121	12,785
Other current assets	11,335	7,932
Total current assets	341,761	130,728

Leasehold improvements and equipment, net	3,320	3,321
Goodwill	219,337	219,337
Intangible assets with definite lives, net	8,967	10,854
Other non-current assets	11,124	6,839
TOTAL ASSETS	$584,509	$371,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$2,797	$3,324
Promissory note due on demand—related party	—	44,565
Deferred revenue	147,766	137,436
Accrued expenses and other current liabilities	40,102	47,432
Total current liabilities	190,665	232,757

Long-term debt—related party	—	50,000
Other long-term liabilities	4,710	3,242

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Class A Voting common stock, $0.01 par value; 150,000 shares authorized; 92,789 and 83,656 shares issued and outstanding, respectively	928	837
Class B Non-Voting common stock, $0.01 par value; 150,000 shares authorized; 66,285 shares issued and outstanding	663	663
Preferred stock $0.01 par value; 50,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in-capital	667,348	366,676
Accumulated deficit	(279,696)	(283,009)
Accumulated other comprehensive loss	(109)	(87)
Total shareholders' equity	389,134	85,080
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$584,509	$371,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands, except per share data)
Revenue	$89,422	$56,968
Cost of revenue (exclusive of depreciation shown separately below)	24,956	18,358
Gross profit	64,466	38,610
Operating expenses:
Research and development expense	21,475	15,293
Sales and marketing expense	32,069	25,125
General and administrative expense	14,518	12,204
Depreciation	115	58
Amortization of intangibles	1,887	3,123
Total operating expenses	70,064	55,803
Operating loss	(5,598)	(17,193)
Interest expense	(64)	—
Interest expense–related party	(726)	(2,453)
Other income (expense), net	10,086	(59)
Earnings (loss) before income taxes	3,698	(19,705)
Income tax provision	(385)	(555)
Net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	$3,313	$(20,260)

Per share information attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders:
Basic and diluted earnings (loss) per share	$0.02	$(0.14)

Stock-based compensation expense by function:
Cost of revenue	$20	$4
Research and development expense	1,720	460
Sales and marketing expense	322	157
General and administrative expense	2,850	1,395
Total stock-based compensation expense	$4,912	$2,016

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	$3,313	$(20,260)
Other comprehensive loss:
Change in foreign currency translation	(22)	(120)
Total other comprehensive loss	(22)	(120)
Comprehensive income (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock	$3,291	$(20,380)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Class A Voting common stock, $0.01 par value		Class B Non-Voting common stock, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2020	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net earnings attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	—	—	—	—	—	3,313	—	3,313
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Stock-based compensation expense	—	—	—	—	4,912	—	—	4,912
Issuance of common stock to IAC/InterActiveCorp as reimbursement for settlement of Vimeo, Inc. stock appreciation rights	1	133	—	—	(4,402)	—	—	(4,401)
Issuance of common stock, net of fees	90	9,000	—	—	299,660	—	—	299,750
Other	—	—	—	—	502	—	—	502
Balance as of March 31, 2021	$928	92,789	$663	66,285	$667,348	$(279,696)	$(109)	$389,134

Balance as of December 31, 2019	$750	75,000	$660	66,021	$223,754	$(201,299)	$(232)	$23,633
Net loss attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	—	—	—	—	—	(20,260)	—	(20,260)
Other comprehensive loss	—	—	—	—	—	—	(120)	(120)
Stock-based compensation expense	—	—	—	—	2,016	—	—	2,016
Issuance of common stock to IAC/InterActiveCorp as reimbursement for settlement of Vimeo, Inc. stock appreciation rights	—	—	1	130	—	—	—	1
Other	—	—	—	—	566	—	—	566
Balance as of March 31, 2020	$750	75,000	$661	66,151	$226,336	$(221,559)	$(352)	$5,836

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	$3,313	$(20,260)
Adjustments to reconcile net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders to net cash used in operating activities:
Stock-based compensation expense	4,912	2,016
Amortization of intangibles	1,887	3,123
Depreciation	115	58
Provision for credit losses	82	824
Gain on the sale of an asset	(10,217)	—
Other adjustments, net	231	1,371
Changes in assets and liabilities:
Accounts receivable	(2,278)	(3,220)
Other assets	(1,829)	(1,222)
Due to IAC/InterActiveCorp	2,974	6,239
Accounts payable and other liabilities	(10,493)	(4,136)
Deferred revenue	11,281	14,819
Net cash used in operating activities	(22)	(388)
Cash flows from investing activities:
Capital expenditures	(135)	(77)
Proceeds from the sale of an asset	7,768	—
Other, net	—	98
Net cash provided by investing activities	7,633	21
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	299,750	—
Principal payments on related-party debt	(94,565)	—
Proceeds from issuance of related-party debt	—	2,442
Deferred financing costs	(1,440)	—
Withholding taxes paid on behalf of Vimeo employees for the exercise of stock appreciation rights	(4,733)	(582)
Net cash provided by financing activities	199,012	1,860
Total cash provided	206,623	1,493
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(132)	(189)
Net increase in cash and cash equivalents and restricted cash	206,491	1,304
Cash and cash equivalents and restricted cash at beginning of period	110,037	1,963
Cash and cash equivalents and restricted cash at end of period	$316,528	$3,267

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Spin-off
On December 22, 2020, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo, Inc. ("Vimeo") to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. The proposed transaction is subject to a number of conditions including final approval by IAC’s Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close pre-market on May 25, 2021.
IAC does not currently own 100% of Vimeo. As a result, Vimeo sought and received approval from holders of Vimeo's voting stock to merge Vimeo with a subsidiary of SpinCo that would result in Vimeo being wholly-owned by SpinCo in connection with the Spin-off. The merger remains subject to a number of conditions. If the Spin-off is effected and the Vimeo merger is completed, the holders of shares of IAC capital stock outstanding immediately prior to the Spin-off will continue to own all of the outstanding shares of IAC capital stock, and will become the direct owners of a percentage of the outstanding shares of SpinCo capital stock approximately equal, in the aggregate, to IAC’s indirect ownership interest in Vimeo prior to the Spin-off. The remaining shares of SpinCo’s outstanding capital stock will, if the Vimeo merger is completed, be owned by Vimeo’s pre-separation third-party stockholders. If the Spin-off is completed but the Vimeo merger is not completed, the shares of SpinCo capital stock issued to IAC stockholders in the Spin-off will initially constitute all of the outstanding shares of SpinCo capital stock immediately following the consummation of the Spin-off, Vimeo’s pre-separation third-party stockholders will initially remain stockholders of Vimeo, and SpinCo will own approximately 88% of Vimeo’s outstanding shares. SpinCo anticipates that it would subsequently seek to implement an alternative transaction to cause or permit the stockholders of Vimeo to exchange their ownership interests in Vimeo for an interest in SpinCo.
Nature of Operations
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
Basis of Presentation and Consolidation
The historical consolidated financial statements of Vimeo and subsidiaries have been prepared on a standalone basis and are derived from the historical accounting records of Vimeo and IAC. The consolidated financial statements reflect the historical financial position, results of operations and cash flows of Vimeo and its consolidated subsidiaries since their respective dates of acquisition by Vimeo and the allocation to Vimeo of certain IAC corporate expenses relating to Vimeo based on the historical accounting records of IAC. The allocation of certain IAC corporate expenses is reflected in the consolidated balance sheet within "Additional paid-in capital." For the purpose of these consolidated financial statements, income taxes have been computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo’s share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
As used herein, "Vimeo," "we," "our" or "us" and similar terms in these historical consolidated financial statements refer to Vimeo, Inc. and its subsidiaries (unless the context requires otherwise).
Vimeo prepares its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP").

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
All intercompany transactions and balances between and among Vimeo and its subsidiaries have been eliminated. All intercompany transactions between (i) Vimeo and (ii) IAC and its subsidiaries (other than subsidiaries of Vimeo), other than borrowings from and principal payments to certain IAC subsidiaries, which were not Vimeo subsidiaries, related to amounts evidenced by notes, are reflected in the consolidated statement of cash flows as "Due to IAC/InterActiveCorp" as an operating activity and in the consolidated balance sheet within "Accrued expenses and other current liabilities." Borrowings from and principal payments to certain IAC subsidiaries, in each case other than Vimeo subsidiaries, related to amounts evidenced by notes are reflected in the consolidated statement of cash flows as financing activities and in the consolidated balance sheet as "Promissory notes due on demand — related party" and "Long-term debt — related party."
In management’s opinion, the assumptions underlying the historical consolidated financial statements of Vimeo, including the basis on which the expenses have been allocated from IAC, are reasonable. However, these allocations may not reflect the expenses that Vimeo would have incurred as an independent, stand-alone company for the periods presented.
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements of Vimeo for the year ended December 31, 2020 and notes thereto included in the joint proxy statement/consent solicitation statement/prospectus of IAC and SpinCo filed with the Securities and Exchange Commission on April 8, 2021.
Accounting Estimates
Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates.
On an ongoing basis, Vimeo evaluates its estimates, judgments and assumptions, including those related to: the fair values of cash equivalents; the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of leasehold improvements and equipment and intangible assets with definite lives; the recoverability of goodwill; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.
General Revenue Recognition
Revenue is recognized when control of the promised services or goods is transferred to Vimeo's customers and in the amount that reflects the consideration Vimeo expects to be entitled to in exchange for those services or goods.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of Vimeo's performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2020 are $137.4 million and $0.8 million, respectively. During the three months ended March 31, 2021, Vimeo recognized $65.6 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the three months ended March 31, 2020, Vimeo recognized $38.9 million of revenue that was included in the deferred revenue balance as of December 31, 2019. The current and non-current deferred revenue balances at March 31, 2021 are $147.8 million and $0.9 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.
Practical Expedients and Exemptions
As permitted under the practical expedient available under ASU No. 2014-09, Revenue from Contracts with Customers, Vimeo does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which Vimeo recognizes revenue at the amount which Vimeo has the right to invoice for services performed.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Vimeo has determined that certain costs, primarily commissions, paid to employees pursuant to certain sales incentive programs and mobile app store fees meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, Vimeo has elected the practical expedient to expense the costs as incurred. Vimeo generally capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
The current and non-current capitalized costs to obtain a contract with a customer are included in "Other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and are $3.0 million and $5.2 million, and $2.7 million and $4.9 million, at March 31, 2021 and December 31, 2020, respectively.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the consolidated results of operations, financial condition or cash flows of Vimeo.
NOTE 2—INCOME TAXES
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings. In the periods presented, current and deferred income tax provision have been computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo's share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
At the end of each interim period, Vimeo estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss. The income tax provision or benefit related to significant, unusual, or extraordinary items, if applicable, that will be separately reported or reported net of their related tax effects are individually computed and recognized in the interim period in which they occur. In addition, the effect of changes in enacted tax laws or rates, tax status, judgment on the realizability of a beginning-of-the-year deferred tax asset in future years or unrecognized tax benefits is recognized in the interim period in which the change occurs.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The computation of the annual expected effective income tax rate at each interim period requires certain estimates and assumptions including, but not limited to, the expected pre-tax income (or loss) for the year, projections of the proportion of income (and/or loss) earned and taxed in foreign jurisdictions, permanent and temporary differences, and the likelihood of the realization of deferred tax assets generated in the current year. The accounting estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained or Vimeo's tax environment changes. To the extent that the expected annual effective income tax rate changes during a quarter, the effect of the change on prior quarters is included in income tax provision in the quarter in which the change occurs.
For the three months ended March 31, 2021 and 2020, Vimeo recorded an income tax provision of $0.4 million and $0.6 million, respectively, due to international and state taxes for jurisdictions in which it conducts business. The decrease in income tax provision is driven by a decrease in international tax accruals. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are the federal and state NOLs. Vimeo has recorded a valuation allowance for its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.
Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision. There are currently no accruals for interest or penalties.
At March 31, 2021 and December 31, 2020, unrecognized tax benefits are $2.0 million and $1.9 million, respectively, all of which are for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at March 31, 2021 are subsequently recognized, there would be no impact to the income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes it is reasonably possible that its unrecognized tax benefits could decrease by $0.4 million by March 31, 2022, due primarily to settlements, none of which would reduce the income tax provision due to the valuation allowance on deferred tax assets.
Vimeo is routinely under audit by federal, state, local and foreign authorities in the area of income tax as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of IAC's federal income tax returns for the years ended December 31, 2010 through 2017, which includes the operations of Vimeo. The statute of limitations for the years 2010 through 2012 and for the years 2013 through 2017 have been extended to May 31, 2021 and June 30, 2022, respectively. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.
NOTE 3—FAIR VALUE MEASUREMENTS
Vimeo categorizes its financial instruments measured at fair value into a fair value hierarchy that prioritizes the inputs used in pricing the asset or liability. The three levels of the fair value hierarchy are:
•Level 1: Observable inputs obtained from independent sources, such as quoted market prices for identical assets and liabilities in active markets.
•Level 2: Other inputs, which are observable directly or indirectly, such as quoted market prices for similar assets or liabilities in active markets, quoted market prices for identical or similar assets or liabilities in markets that are not active and inputs that are derived principally from or corroborated by observable market data. The fair values of Vimeo's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•Level 3: Unobservable inputs for which there is little or no market data and require Vimeo to develop its own assumptions, based on the best information available in the circumstances, about the assumptions market participants would use in pricing the assets or liabilities.
The following tables present Vimeo's financial instruments that are measured at fair value on a recurring basis:

	March 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$305,230	$—	$—	$305,230
Time deposits	—	138	—	138
Total	$305,230	$138	$—	$305,368

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$104,852	$—	$—	$104,852
Time deposits	—	544	—	544
Total	$104,852	$544	$—	$105,396
Vimeo's non-financial assets, such as goodwill, intangible assets with definite lives, ROU assets and leasehold improvements and equipment, are adjusted to fair value only when an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
NOTE 4—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. The commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points at March 31, 2021. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2021, there were no outstanding borrowings under the Credit Facility.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—SHAREHOLDERS' EQUITY
Description of Class A Voting Common Stock and Class B Non-Voting Common Stock
Except as described herein, shares of Vimeo Class A Voting common stock and Class B Non-Voting common stock are identical.
The holders of shares of Vimeo Class A Voting common stock have the exclusive right to vote for the election of directors and for all other purposes, except as provided by law. Shares of Vimeo Class A Voting common stock have one vote per share and vote together as a single class. Holders of shares of Vimeo Class B Non-Voting common stock are not entitled to vote such shares in any proceeding or upon any matter or question at any meeting of the stockholders unless such right to vote is required by law.
The holders of shares of Vimeo Class A Voting common stock and the holders of shares of Vimeo Class B Non-Voting common stock are entitled to receive, share for share, such dividends as may be declared by Vimeo's Board of Directors out of funds legally available therefor. If dividends are payable in shares of common stock, holders of shares of Vimeo Class A Voting common stock will receive shares in Vimeo Class A Voting common stock and holders of shares of Vimeo Class B Non-Voting common stock will receive shares in Vimeo Class B Non-Voting common stock. If dividends consist of other voting securities of Vimeo, Vimeo will make available to holders of Vimeo Class B Non-Voting common stock dividends consisting of non-voting securities (except as otherwise required by law) of Vimeo, which are otherwise identical to the voting securities. In the event of a liquidation, dissolution, distribution of assets or winding-up of Vimeo, the holders of shares of Vimeo Class A Voting common stock and the holders of shares of Vimeo Class B Non-Voting common stock are entitled to receive, share for share, all the assets of Vimeo available for distribution to its stockholders, after the satisfaction of all liabilities.
On April 16, 2020, Vimeo amended its certificate of incorporation to increase the total authorized number of shares of Class A Voting common stock from 75,000,000 to 150,000,000 shares and the total authorized number of Class B Non-Voting common stock from 75,000,000 to 150,000,000 shares.
At March 31, 2021, IAC held 81.0% of Vimeo's Class A Voting common stock and 97.6% of Vimeo's Class B Non-Voting common stock, or approximately 88.0% of Vimeo's total outstanding capital stock.
Description of Preferred Stock
Vimeo's Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and to assign the designations, powers, preferences and rights to each such series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Sale of Common Stock
In January 2021, Vimeo raised $300 million of equity capital via the sale of approximately 6.2 million shares of Vimeo Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and approximately 2.8 million shares of Vimeo Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of foreign currency translation adjustments:

	Three Months Ended March 31,
	2021	2020

Balance as of January 1	$(87)	$(232)
Other comprehensive loss	(22)	(120)
Balance as of March 31	$(109)	$(352)
At both March 31, 2021 and 2020, there was no income tax benefit or provision on the accumulated other comprehensive loss.
NOTE 7—EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders:

	Three Months Ended March 31,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	$3,313	$3,313	$(20,260)	$(20,260)

Denominator:
Weighted average basic shares outstanding	156,480	156,480	141,063	141,063
Dilutive securities(a)(b)(c)	—	9,408	—	—
Denominator for earnings (loss) per share—weighted average shares(a)(b)(c)	156,480	165,888	141,063	141,063

Earnings (loss) per share attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders:
Earnings (loss) per share	$0.02	$0.02	$(0.14)	$(0.14)
_____________________
(a)    If the effect is dilutive, weighted average diluted shares outstanding include the incremental shares that would be issued upon the assumed exercise of stock appreciation rights ("SARs") and vesting of restricted stock units. For the three months ended March 31, 2021, there are no potentially dilutive securities that were excluded from the calculation of diluted earnings per share.
(b)    Performance-based SARs are considered contingently issuable shares. Shares issuable upon exercise of performance-based SARs are included in the denominator of diluted earnings per share if (i) the applicable performance condition(s) has been met and (ii) the inclusion of the performance-based SARs is dilutive for the respective reporting periods. For the three months ended March 31, 2021, 2.3 million shares underlying performance-based SARs were excluded from the calculation of diluted earnings per share because the performance condition(s) had not been met.
(c)    For the three months ended March 31, 2020, Vimeo had a loss from operations and as a result, approximately 15.9 million potentially dilutive securities were excluded from computing diluted earnings per share because the impact would have been anti-dilutive. Accordingly, the weighted average basic shares outstanding were used to compute all earnings per share amounts.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—CONSOLIDATED FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$316,305	$110,011	$3,245	$1,939
Restricted cash included in other current assets	223	26	22	24
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$316,528	$110,037	$3,267	$1,963
Restricted cash at March 31, 2021 primarily consists of a deposit related to a lease.
Restricted cash for all other periods primarily consists of a deposit related to corporate credit cards.
Credit Losses
The following table presents the changes in the allowance for credit losses for the three months ended March 31, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$476	$273
Current period provision for credit losses	82	824
Write-offs charged against the allowance	(58)	(251)
Balance at March 31	$500	$846
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the consolidated balance sheet:

Asset Category	March 31, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$4,899	$4,727
Leasehold improvements and equipment	$822	$712
Intangible assets with definite lives	$35,733	$33,846
Other income (expense), net

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Other income (expense), net	$10,086	$(59)
Other income, net in 2021 includes a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo previously sold live streaming devices and accessories through its hardware business. Vimeo retained an interest in its former hardware business after it sold a majority stake on March 29, 2019 that provided it with rights to participate in and receive distributions in the event of positive cash flows or proceeds should there be another sale of the business. In the first quarter of 2021, the former hardware business, inclusive of Vimeo's retained interest, was sold and a gain was recognized. This gain includes amounts received in the first quarter of 2021 and funds held in escrow. Vimeo may receive additional consideration based on the revenue of its former hardware business relative to established targets through December 31, 2021. Such amounts will be recognized as income only if, and at the point in time, any additional consideration is received, or it is probable that additional consideration will be received.
Other expense, net in 2020 reflects $0.1 million of net foreign exchange losses.
Geographic Concentrations
Revenue by geography is based on where the customer is located. Geographic information about revenue and long-lived assets is presented below:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Revenue:
United States	$48,141	$29,612
All other countries	41,281	27,356
Total	$89,422	$56,968
The United States is the only country whose revenue is greater than 10 percent of total revenue of Vimeo for the three months ended March 31, 2021 and 2020.

	March 31, 2021	December 31, 2020
	(In thousands)
Long-lived assets (excluding goodwill, intangible assets with definite lives and ROU assets):
United States	$2,465	$2,549
All other countries	855	772
Total	$3,320	$3,321
NOTE 9—CONTINGENCIES
In the ordinary course of business, Vimeo is a party to various lawsuits. Vimeo establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against Vimeo, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Vimeo also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of Vimeo. See "Note 2—Income Taxes" for additional information related to income tax contingencies.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS
Relationship with IAC prior to the Spin-off
Vimeo’s consolidated statement of operations includes allocations of costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue. Allocated costs, inclusive of stock-based compensation expense, were $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively. It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
In addition to these amounts, which were previously not allocated to Vimeo, but were allocated for purposes of these standalone financial statements, Vimeo is allocated expenses from IAC for certain support services, such as financial systems. Vimeo also participates in IAC's health and welfare benefit plans and obtains certain services through contracts that are held in IAC's name. The total related charge for both the three months ended March 31, 2021 and 2020 were $2.7 million. IAC also allocated $0.9 million and $1.1 million to Vimeo for the space that Vimeo occupies in IAC’s headquarters building for the three months ended March 31, 2021 and 2020, respectively. The amounts were charged to Vimeo through the "Due to IAC/InterActiveCorp" account described below.
Due to IAC/InterActiveCorp
At March 31, 2021, Vimeo has a current payable due to IAC of $3.0 million, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. The payable at March 31, 2021 was subsequently paid in April 2021. At December 31, 2020, there was no amount due to IAC.
Debt—Related Party
Debt—related party consists of:

	March 31, 2021	December 31, 2020
	(In thousands)
Promissory note due on demand—related party	$—	$44,565
Promissory note due May 2, 2023—related party	—	50,000
Total debt—related party	$—	$94,565
In January 2021, Vimeo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise. Each promissory note bore interest at 10% per annum. Accrued interest on debt—related party at December 31, 2020 was $4.2 million and is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.
Financial Instruments Measured at Fair Value Only for Disclosure Purposes
The following table presents the carrying value and the fair value of financial instruments measured at fair value only for disclosure purposes:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Promissory note due on demand—related party	$—	$—	$44,565	$44,565
Long-term debt—related party	$—	$—	$50,000	$54,545
The fair value of debt—related party, including the promissory note due on demand—related party, was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Relationship with IAC following the Spin-off
If the Spin-off is consummated, Vimeo will enter into certain agreements with IAC to govern the relationship between the Vimeo and IAC following the Spin-off. These agreements will include: a separation agreement; a tax matters agreement; a transition services agreement; and an employee matters agreement.

VIMEO HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Cash	$10.00	$—
TOTAL ASSETS	$10.00	$—

STOCKHOLDER EQUITY:
Common Stock, $0.01 par value; 1,600,000,000 shares authorized; 90 shares issued and outstanding	$0.90	$0.90
Class B common stock, $0.01 par value; 400,000,000 shares authorized; 10 shares issued and outstanding	0.10	0.10
Preferred stock, $0.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in-capital	9.00	9.00
Stock subscription receivable	—	(10.00)
TOTAL STOCKHOLDER EQUITY	$10.00	$—

The accompanying Notes to Consolidated Balance Sheet are an integral part of this statement.

VIMEO HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED BALANCE SHEET

NOTE 1—ORGANIZATION
On December 22, 2020, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo, Inc. ("Vimeo") to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. The proposed transaction is subject to a number of conditions including final approval by IAC’s Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close pre-market on May 25, 2021.
In connection with the Spin-off, SpinCo was incorporated as a Delaware corporation in December 2020. SpinCo currently does not have any material assets or liabilities, nor does it engage in any business or other activities and, other than in connection with the Spin-off, will not acquire or incur any material assets or liabilities, nor will it engage in any business or other activities.
The consolidated balance sheet reflects the initial capitalization of SpinCo upon its incorporation.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The balance sheet is presented in accordance with accounting principles generally accepted in the United States of America.
Principles of Consolidation
The consolidated financial statement includes the accounts of SpinCo and its wholly-owned subsidiary, Stream Merger Sub, Inc., a Delaware corporation. All inter-company transactions and balances have been eliminated in consolidation.
NOTE 3—SHAREHOLDER EQUITY
Description of Common Stock and Class B Convertible Common Stock
Except as described herein, shares of SpinCo Common Stock and SpinCo Class B common stock are identical.
Each holder of shares of SpinCo Common Stock and SpinCo Class B common stock vote together as a single class with respect to matters that may be submitted to a vote or for the consent of SpinCo shareholders generally, including the election of directors. In connection with any such vote, each holder of SpinCo common stock is entitled to one vote for each share of SpinCo Common Stock held and each holder of SpinCo Class B common stock is entitled to ten votes for each share of SpinCo Class B common stock held. In addition, Delaware law requires that certain matters be approved by the holders of shares of SpinCo Common Stock or holders of SpinCo Class B common stock voting as a separate class.
Shares of SpinCo Class B common stock are convertible into shares of SpinCo Common Stock at the option of the holder thereof, at any time, on a share-for-share basis. Such conversion ratio will in all events be equitably preserved in the event of any recapitalization of SpinCo by means of a stock dividend on, or a stock split or combination of, outstanding shares of SpinCo Common Stock or SpinCo Class B common stock, or in the event of any merger, consolidation or other reorganization of SpinCo with another corporation. Upon the conversion of shares of SpinCo Class B common stock into shares of SpinCo Common Stock, those shares of SpinCo Class B common stock will be retired and will not be subject to reissue. Shares of SpinCo Common Stock are not convertible into shares of SpinCo Class B common stock.

VIMEO HOLDINGS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The holders of shares of SpinCo Common Stock and the holders of shares of SpinCo Class B common stock are entitled to receive such dividends as may be declared by SpinCo Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution, distribution of assets or winding-up of SpinCo, the holders of shares of SpinCo Common Stock and the holders of shares of SpinCo Class B common stock are entitled to receive, share for share, all the assets of SpinCo available for distribution to its stockholders, after the rights of the holders of any SpinCo preferred stock have been satisfied.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Spin-off
On December 22, 2020, IAC/InterActiveCorp ("IAC") announced that its Board of Directors approved a plan to spin-off its full stake in Vimeo, Inc. ("Vimeo") to IAC shareholders. IAC's Vimeo business will be separated from the remaining businesses of IAC through a series of transactions (which we refer to as the "Spin-off") that, if completed in their entirety, will result in the transfer of IAC's Vimeo business to Vimeo Holdings, Inc. ("SpinCo"), a wholly-owned subsidiary of IAC, with SpinCo becoming an independent, separately traded public company through a spin-off from IAC, and Vimeo, Inc., the IAC subsidiary that currently holds the Vimeo business, becoming a wholly-owned subsidiary of SpinCo. In connection with the foregoing, SpinCo will be renamed as Vimeo, Inc. and Vimeo will be renamed as Vimeo.com, Inc. The proposed transaction is subject to a number of conditions including final approval by IAC’s Board of Directors, approval of the separation proposal by IAC stockholders, and other customary conditions and approvals and is expected to close pre-market on May 25, 2021.
IAC does not currently own 100% of Vimeo. As a result, Vimeo sought and received approval from holders of Vimeo's voting stock to merge Vimeo with a subsidiary of SpinCo that would result in Vimeo being wholly-owned by SpinCo in connection with the Spin-off. The merger remains subject to a number of conditions. If the Spin-off is effected and the Vimeo merger is completed, the holders of shares of IAC capital stock outstanding immediately prior to the Spin-off will continue to own all of the outstanding shares of IAC capital stock, and will become the direct owners of a percentage of the outstanding shares of SpinCo capital stock approximately equal, in the aggregate, to IAC’s indirect ownership interest in Vimeo prior to the Spin-off. The remaining shares of SpinCo’s outstanding capital stock will, if the Vimeo merger is completed, be owned by Vimeo’s pre-separation third-party stockholders. If the Spin-off is completed but the Vimeo merger is not completed, the shares of SpinCo capital stock issued to IAC stockholders in the Spin-off will initially constitute all of the outstanding shares of SpinCo capital stock immediately following the consummation of the Spin-off, Vimeo’s pre-separation third-party stockholders will initially remain stockholders of Vimeo, and SpinCo will own approximately 88% of Vimeo’s outstanding shares. SpinCo anticipates that it would subsequently seek to implement an alternative transaction to cause or permit the stockholders of Vimeo to exchange their ownership interests in Vimeo for an interest in SpinCo.
Given the Spin-off has not yet been consummated, the financial statements of Vimeo and SpinCo are separately presented in this Quarterly Report on Form 10-Q. SpinCo currently does not have any material assets or liabilities, nor does it engage in any business or other activities. The following discussion describes the financial condition and results of operations of Vimeo as though Vimeo were a separate company as of the dates and for the periods presented. Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three months ended March 31, 2021 included in "Item 1—Consolidated Financial Statements." For a more detailed description of Vimeo, see the annual audited consolidated financial statements of Vimeo and notes thereto for the year ended December 31, 2020 included in the joint proxy statement/consent solicitation statement/prospectus of IAC and SpinCo filed with the Securities and Exchange Commission on April 8, 2021.
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
•Subscribers - is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. We count each account with a subscription plan as a subscriber. In the case of enterprise customers who maintain multiple accounts across our platforms as part of a single enterprise subscription plan, we count only one subscriber. We do not count team members who have access to a subscriber’s account as additional subscribers.
•Average Subscribers - is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User ("ARPU") – is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.

•Gross Margin - is revenue less cost of revenue, divided by revenue.
Operating Costs and Expenses:
•Cost of revenue - consists primarily of hosting fees, credit card processing fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in customer care functions, amortization of in-app purchase fees, outsourced customer care personnel costs, rent expense and facilities costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
•Research and development expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
•Sales and marketing expense - consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, compensation expense (including stock-based compensation expense) and other employee-related costs for Vimeo's sales force and marketing personnel, software license and maintenance costs, rent expense and facilities costs.
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, information technology and human resources, fees for professional services (including transaction-related costs related to the Spin-off and acquisitions), rent expense, facilities costs, and software license and maintenance costs.
•Credit Facility - On February 12, 2021, Vimeo, Inc. entered into a $100 million revolving credit facility that expires on February 12, 2026. At March 31, 2021, there were no outstanding borrowings under the Credit Facility.
Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020.
MANAGEMENT OVERVIEW
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
Sources of Revenue
Vimeo's revenue is derived primarily from annual and monthly SaaS subscription fees paid by subscribers for self-serve and enterprise subscription plans. Subscription revenue is recognized over the term of the applicable subscription period, which ranges from one month to three years. The most common subscription is an annual subscription.

Distribution, Marketing and Advertiser Relationships
Vimeo pays to market and distribute its services on third-party search engines and social media websites, and through e-mail campaigns, display advertising, video advertising and affiliate marketing. Vimeo also pays fees to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. These distribution channels might also offer other third parties services and products which compete with those Vimeo offers.
Vimeo also markets and offers its services and products through branded websites, allowing customers to transact directly with it in a convenient manner. Vimeo has made, and expects to continue to make, significant investments in online marketing to drive traffic to its websites.

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020
Revenue

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands, except ARPU)
Revenue	$89,422	$32,454	57%	$56,968

Operating metrics
Subscribers (in thousands)	1,587	316	25%	1,271
Average Subscribers (in thousands)	1,559	308	25%	1,251
ARPU (in whole dollars)	$233	$50	27%	$183
Revenue grew $32.5 million or 57%, driven primarily by a 25% increase in Average Subscribers and a 27% increase in ARPU. The growth in Average Subscribers is due to the increase in self-serve and enterprise customers as individuals, businesses and organizations accelerated their adoption of video to communicate with their customers and employees due, in part, to the effects of COVID-19.
ARPU increased as a greater percentage of both new and existing self-serve subscribers purchased, on average, higher-priced offerings that include features such as additional storage and bandwidth, video creation and editing tools and live streaming capability. The growth in enterprise customers, whose average annual contract values are much greater, also contributed to ARPU growth.
Cost of revenue (exclusive of depreciation shown separately below)

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$24,956	$6,598	36%	$18,358
As a percentage of revenue	28%			32%
Cost of revenue increased $6.6 million, or 36%, due primarily to increases of $3.6 million in hosting fees and $2.4 million in credit card processing fees and in-app purchase fees. The increase in hosting fees was due to the increase in Average Subscribers, partially offset by cost optimization initiatives. The increase in credit card processing fees and in-app purchase fees was due primarily to an increase in Average Subscribers and growth in on-demand content transactions.
Gross profit

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Gross profit	$64,466	$25,856	67%	$38,610
Gross margin	72%			68%
Gross margin increased due to revenue growth as well as cost optimization initiatives for hosting, which as a percentage of revenue decreased.

Research and development expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Research and development expense	$21,475	$6,182	40%	$15,293
As a percentage of revenue	24%			27%
Research and development expense increased $6.2 million, or 40%, due primarily to increased investment in products. The increased investment included $5.0 million in compensation expense due to increased headcount and an increase of $1.3 million in stock-based compensation expense, $0.7 million in consulting costs and $0.6 million in software license and maintenance costs. The increase in stock-based compensation expense is due to the acceleration of expense related to certain performance-based awards and the issuance of new equity awards since 2020.
Sales and marketing expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Sales and marketing expense	$32,069	$6,944	28%	$25,125
As a percentage of revenue	36%			44%
Sales and marketing expense increased $6.9 million, or 28%, due primarily to increases of $3.6 million in compensation expense and $2.9 million in advertising costs. The increase in compensation expense is primarily due to growth in the enterprise sales force.
General and administrative expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
General and administrative expense	$14,518	$2,314	19%	$12,204
As a percentage of revenue	16%			21%
General and administrative expense increased $2.3 million, or 19%, due primarily to increases of $2.9 million in professional fees and $2.8 million in compensation expense as a result of increased headcount and an increase of $1.5 million in stock-based compensation expense, partially offset by a decrease of $0.7 million in bad debt expense and the inclusion in 2020 of lease termination costs of $0.7 million. The increase in professional fees is primarily due to $1.3 million in costs associated with the implementation of new enterprise systems and $0.7 million in costs associated with the Spin-off. The increase in stock-based compensation expense is due to the acceleration of expense related to certain performance-based awards and the issuance of new equity awards since 2020. Compensation expense was further impacted by a decrease in certain bonuses and severance expense.
Depreciation

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Depreciation	$115	$57	98%	$58
As a percentage of revenue	NM			NM
Depreciation increased $0.1 million, or 98%, due primarily to additional fixed assets being placed in service after the first quarter of 2020.

Operating loss

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Operating loss	$(5,598)	$11,595	67%	$(17,193)
As a percentage of revenue	(6)%			(30)%
Operating loss decreased due to the increase in Adjusted EBITDA of $13.3 million described below and a decrease of $1.2 million in amortization of intangibles, partially offset by increases of $2.9 million in stock-based compensation expense and $0.1 million in depreciation expense. The decrease in amortization of intangibles is due to certain intangibles being fully amortized in 2020. The increase in stock-based compensation expense is due to the acceleration of expense related to certain performance-based awards and the issuance of new equity awards since 2020.
At March 31, 2021, there was $51.0 million of unrecognized compensation cost, net of estimated forfeitures, related to all equity-based awards, which is expected to be recognized over a weighted average period of approximately 2.8 years.
Adjusted EBITDA

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Adjusted EBITDA	$1,316	$13,312	NM	$(11,996)
As a percentage of revenue	1%			(21)%
For a reconciliation of net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $13.3 million to $1.3 million due primarily to higher revenue and improved gross margin (72% in 2021 compared to 68% in 2020) as described above, partially offset by an increase in compensation expense due primarily to increases in headcount, an increase in professional fees, including costs related to the Spin-off and higher advertising costs.
Interest expense

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense	$(64)	$(64)	NM	$—
Interest expense relates to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021.
Interest expense–related party

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Interest expense–related party	$(726)	$1,727	70%	$(2,453)
Interest expense–related party relates to interest expense charged by IAC and its subsidiaries on the related party notes. The notes were repaid to IAC in January 2021.

Other income (expense), net

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Other income (expense), net	$10,086	$10,145	NM	$(59)
Other income, net in 2021 includes a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.
Vimeo previously sold live streaming devices and accessories through its hardware business. Vimeo retained an interest in its former hardware business after it sold a majority stake on March 29, 2019 that provided it with rights to participate in and receive distributions in the event of positive cash flows or proceeds should there be another sale of the business. In the first quarter of 2021, the former hardware business, inclusive of Vimeo's retained interest, was sold and a gain was recognized. This gain includes amounts received in the first quarter of 2021 and funds held in escrow. Vimeo may receive additional consideration based on the revenue of its former hardware business relative to established targets through December 31, 2021. Such amounts will be recognized as income only if, and at the point in time, any additional consideration is received, or it is probable that additional consideration will be received.
Other expense, net in 2020 reflects $0.1 million of net foreign exchange losses.
Income tax provision

	Three Months Ended March 31,
	2021	$ Change	% Change	2020
	(Dollars in thousands)
Income tax provision	$(385)	$170	31%	$(555)
Effective income tax rate	10%			NM
For further details of income tax matters, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are the federal and state NOLs. Vimeo has recorded a valuation allowance for its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses. The income tax provisions relate to international and state taxes for jurisdictions in which Vimeo conducts business. The decrease in income tax provision is driven by a decrease in international tax accruals.

PRINCIPLES OF FINANCIAL REPORTING
Vimeo reports Adjusted EBITDA as a supplemental measure to U.S. generally accepted accounting principles ("GAAP"). This measure is one of the primary metrics by which Vimeo evaluates the performance of its business, on which its internal budgets are based and by which management is compensated. Vimeo believes that investors should have access to, and is obligated to provide, the same set of tools that it uses in analyzing its results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Vimeo endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. Vimeo encourages investors to examine the reconciling adjustments between the GAAP and non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. Vimeo believes this measure is useful for analysts and investors as this measure allows a more meaningful comparison between Vimeo's performance and that of its competitors. The above items are excluded from Vimeo's Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders to operating loss to Adjusted EBITDA for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net earnings (loss) attributable to Class A Voting common stock and Class B Non-Voting common stock shareholders	$3,313	$(20,260)
Add back:
Income tax provision	385	555
Other (income) expense, net	(10,086)	59
Interest expense–related party	726	2,453
Interest expense	64	—
Operating loss	(5,598)	(17,193)
Add back:
Stock-based compensation expense	4,912	2,016
Depreciation	115	58
Amortization of intangibles	1,887	3,123
Adjusted EBITDA	$1,316	$(11,996)
Non-Cash Expenses That Are Excluded From Our Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants of Vimeo stock appreciation rights ("SARs"), including performance-based SARs, and restricted stock units and IAC stock options issued to employees of Vimeo and an allocation of expense from IAC related to awards issued to corporate employees of IAC that were granted under various IAC stock and annual incentive plans. These expenses are not paid in cash and Vimeo views the economic costs of stock-based awards to be the dilution to its share base; Vimeo also includes the related shares in its diluted shares outstanding for GAAP earnings per share using the treasury stock method. Performance-based SARs are included only to the extent the applicable performance condition(s) have been met (assuming the end of the reporting period is the end of the contingency period). Upon exercise of SARs, the awards are settled on a net basis in shares of IAC common stock (for which Vimeo compensates IAC with additional shares of Vimeo common stock or cash), and Vimeo remits the required tax-withholding amounts from its current funds.

Depreciation is a non-cash expense relating to Vimeo's leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related primarily to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer relationships, technology and trade names, are valued and amortized over their estimated lives. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. Vimeo believes that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents:
United States	$313,433	$107,018
All other countries	2,872	2,993
Total cash and cash equivalents	$316,305	$110,011

Debt—related party:
Promissory notes due on demand—related party	$—	$44,565
Promissory note due May 2, 2023—related party	—	50,000
Total debt—related party	$—	$94,565
Vimeo's international cash can be repatriated without significant tax consequences.
For a detailed description of Debt, see "Note 4—Revolving Credit Facility" and "Note 10—Related Party Transactions" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net cash (used in) provided by
Operating activities	$(22)	$(388)
Investing activities	$7,633	$21
Financing activities	$199,012	$1,860
Net cash used in operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include the gain related to the sale of Vimeo's retained interest in its former hardware business, stock-based compensation expense, amortization of intangibles, provision for credit losses and depreciation.
2021
Adjustments to earnings consist primarily of a $10.2 million gain related to the sale of Vimeo's retained interest in its former hardware business, $4.9 million of stock-based compensation expense, and $1.9 million of amortization of intangibles. The decrease from changes in working capital primarily consists of a decrease in accounts payable and other liabilities of $10.5 million, an increase in accounts receivable of $2.3 million, and an increase in other assets of $1.8 million, partially offset by an increase in deferred revenue of $11.3 million. The decrease in accounts payable and other liabilities is primarily due to a decrease in accrued employee compensation mainly related to the payment of 2020 cash bonuses in 2021 and payment of related-party accrued interest. The increase in accounts receivable is primarily due to timing of cash receipts. The increase in other assets is primarily due to an increase in prepaid software license and maintenance costs. The increase in deferred revenue is due primarily to growth in sales of annual subscriptions.
Net cash provided by investing activities includes proceeds of $7.8 million related to the sale of Vimeo's retained interest in its former hardware business.
Net cash provided by financing activities includes $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo Class A Voting common stock, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid on behalf of Vimeo employees for the exercise of stock appreciation rights of $4.7 million, and $1.4 million of deferred financing costs related to the Credit Facility.

2020
Adjustments to earnings consist primarily of $3.1 million of amortization of intangibles, $2.0 million of stock-based compensation expense, and $0.8 million of provision for credit losses. The increase from changes in working capital primarily consists of increases in deferred revenue of $14.8 million and payable due to IAC of $6.2 million, partially offset by a decrease in accounts payable and other liabilities of $4.1 million and an increase in accounts receivable of $3.2 million. The increase in deferred revenue was primarily due to growth in sales of annual subscriptions. The decrease in accounts payable and other liabilities was primarily due to a decrease in accrued hosting fees due to timing of payment and a decrease in accrued employee compensation mainly related to the payment of 2019 cash bonuses in 2020, partially offset by an increase in accrued interest on related-party debt. The increase in accounts receivable was primarily related to growth in customers due, in part, to the effects of COVID-19.
Net cash provided by financing activities includes proceeds from the issuance of related-party debt of $2.4 million, partially offset by $0.6 million of withholding taxes paid on behalf of Vimeo employees for the exercise of stock appreciation rights.
Liquidity and Capital Resources
Funding of Vimeo by IAC Prior to the Vimeo Primary Equity Raise in November 2020
Prior to Vimeo's November 10, 2020 primary equity sale, Vimeo’s principal source of liquidity had been the funding received from IAC and its subsidiaries, which was provided, in part, through IAC’s centrally managed U.S. treasury function. The funding by IAC had been sufficient to enable Vimeo to fund its normal operating requirements, including capital expenditures and acquisitions.
January 2021 Primary Equity Raise and Repayment of Debt Payable to IAC
In January 2021, Vimeo raised $300 million of equity capital via the sale of approximately 6.2 million shares of Vimeo Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and approximately 2.8 million shares of Vimeo Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation. A portion of the proceeds from the January 2021 primary equity raise was used to repay the debt payable to IAC, including accrued interest.
Revolving Credit Facility
On February 12, 2021, Vimeo entered into a $100 million revolving credit facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. The commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitment, was 20 basis points at March 31, 2021. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2021, there were no outstanding borrowings under the Credit Facility.
Outstanding Stock-based Awards
Historically, Vimeo has granted equity awards, primarily stock settled stock appreciation rights, to its employees and management that are denominated in the equity of Vimeo. Prior to the Spin-off, these equity awards have been settled on a net basis, with the award holder entitled to receive shares of IAC common stock with a value equal to the intrinsic value of the Vimeo award upon settlement less an amount equal to the required cash tax withholding payment, which has been paid by IAC on behalf of the employee. Vimeo has reimbursed IAC in cash for the withholding taxes remitted on behalf of the Vimeo employees and has generally reimbursed IAC for the IAC shares through the issuance of shares of Vimeo common stock.

After the Spin-off, the employee equity awards will be settled in shares of SpinCo common stock. Vimeo management currently plans to require individual award holders to pay his or her share of the withholding tax obligation, which he or she will generally be able to do by selling SpinCo common shares (including a portion of the shares received in connection with the applicable exercise).
Upon completion of the Spin-off, each option to purchase shares of IAC common stock will convert into one option to purchase shares of IAC common stock and a number of options to purchase shares of SpinCo common stock equal to the spin-off ratio, with the option exercise prices based on (i) the value of IAC common stock prior to the Spin-off and (ii) the value of IAC common stock and the value of SpinCo common stock after giving effect to the Spin-off. In addition, IAC restricted stock awards will also convert into a number of IAC restricted stock awards and SpinCo restricted stock awards based upon the spin-off ratio.
Liquidity Assessment
As of March 31, 2021, Vimeo had approximately $316.3 million in cash and cash equivalents and no debt. As of March 31, 2021, approximately 85% of Vimeo’s subscribers were on annual subscription plans. As a result, Vimeo has a high degree of revenue predictability in future periods.
Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments beyond the three-month period ending March 31, 2022. This assessment takes into account the effect of operating leases and purchase obligations described below in "Contractual Obligations." Vimeo does not currently expect to incur significant capital expenditures. The $100 million of available borrowings under Vimeo’s revolving credit facility will be a potential source of additional financial flexibility and liquidity, if needed.
Following the Spin-off, SpinCo’s liquidity could be negatively affected by a decrease in demand for Vimeo’s products and services, or the incurrence of unexpected expenses. SpinCo may need to raise additional capital through future debt or equity financing to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to SpinCo or at all.

CONTRACTUAL OBLIGATIONS
AS OF MARCH 31, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases(b)	$1,048	$1,717	$930	$—	$3,695
Purchase obligations(c)	50,643	45,321	—	—	95,964
Total contractual obligations	$51,691	$47,038	$930	$—	$99,659
__________________________________________________________________________
(a)Vimeo has excluded $2.0 million in unrecognized tax benefits and related interest from the table above as we are unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
(b)Vimeo leases office space used in connection with operations under various operating leases, the majority of which contain escalation clauses. Vimeo is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.
(c)Purchase obligations principally consist of payments for various cloud computing contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
For the three months ended March 31, 2021 and 2020, international revenue accounted for 46% and 48%, respectively, of Vimeo's consolidated revenue. This international revenue is based upon the location of the customer. Vimeo's self-serve subscription plans are priced in local currency for international customers and Vimeo's enterprise subscription plans are priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange losses of $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SpinCo monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, SpinCo modifies and refines its internal processes as conditions warrant.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), SpinCo's management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of Vimeo's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that SpinCo's disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, SpinCo’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Overview
Vimeo is, and from time to time may become, involved in various legal proceedings arising in the normal course of our business activities, such as copyright infringement and tort claims arising from user-uploaded content, patent infringement claims, breach of contract claims, putative class actions based upon consumer protection or privacy laws and other matters. The amounts that may be recovered in such matters may be subject to insurance coverage. The litigation matters described below involve issues or claims that may be of particular interest to our stockholders, regardless of whether any of these matters may be material to our financial position or operations based upon the standard set forth in the SEC’s rules.
Pursuant to a Separation Agreement to be entered into with IAC following the Spin-off, we will agree to indemnify IAC for matters relating to any business of Vimeo, including indemnifying IAC for costs related to the matters described below.
Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs’ copyrights by hosting and streaming user-uploaded videos that contain plaintiffs’ copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief. Vimeo has not yet responded to the complaint. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
EMI/Capitol Records Copyright Infringement Litigation
In December 2009, a group of music publishers owned by EMI Music Publishing (now owned by Sony/ATV Music Publishing, a subsidiary of Sony Entertainment) and a group of then EMI-affiliated record companies including Capitol Records (now owned by Universal Music Group, a subsidiary of Vivendi), filed two lawsuits against Vimeo and its former owner, Connected Ventures, in the U.S. District Court for the Southern District of New York. See Capitol Records, LLC v. Vimeo, LLC, No. 09 Civ. 10101 (S.D.N.Y.) and EMI Blackwood Music, Inc. v. Vimeo, LLC, No. 09 Civ. 10105 (S.D.N.Y.). In both cases, plaintiffs allege that Vimeo infringed their music copyrights (in the publishers’ musical compositions and the record companies’ sound recordings) by hosting and streaming videos uploaded by users (and in certain cases, former employees) featuring their musical works. Plaintiffs seek, among other things, injunctive relief and monetary damages. The initial complaints identified 199 videos as infringing (which Vimeo removed post-suit).
Prior to suit, plaintiffs did not avail themselves of their right to submit a takedown notice to Vimeo pursuant to the online safe harbor provisions of the Digital Millennium Copyright Act of 1998 (DMCA), which limits the liability of online service providers for copyright infringement of their users when the provider takes certain measures. Vimeo asserts that the DMCA limits its liability because it complies with the DMCA and plaintiffs failed to submit takedown notices. Plaintiffs disagree, asserting various theories as to why the DMCA may not apply to some or all of the videos-in-suit.

The district court bifurcated proceedings and required the parties to first litigate the issue of whether Vimeo satisfied the DMCA’s safe harbor provisions. On September 18, 2013, the district court granted partial summary judgment to Vimeo on 144 of the 199 original videos-in-suit on the ground that Vimeo complied with the threshold requirements of the DMCA and that there was no evidence that a Vimeo employee had watched the videos in question such that Vimeo had actual or "red flag" knowledge of infringement, which would disqualify the DMCA’s application. The court denied summary judgment as to 35 videos-in-suit on the ground that there was a material question of fact as to whether Vimeo had "red flag" knowledge of infringement based upon employees having watched all or part of these videos. The court further held that the DMCA did not apply to the record companies’ state-law claims regarding sound recordings fixed before February 1972; a trial was necessary to determine whether Vimeo was liable for employees who uploaded approximately 20 videos; and that plaintiffs should be permitted to amend their complaints to add over 1,500 videos allegedly infringing their copyrights (which Vimeo removed after receiving plaintiffs’ proposed amended complaint).
Vimeo sought and obtained the right to appeal certain issues on an interlocutory basis to the U.S. Court of Appeals for the Second Circuit. On June 16, 2016, the Second Circuit held that (1) the district court had applied the incorrect summary-judgment standard for "red flag" infringement and that evidence that an employee watched all or part of a video containing plaintiffs’ music did not raise a genuine issue of fact as to whether Vimeo had "red flag" knowledge in such video; (2) the DMCA applies to state-law copyright infringement claims predicated on pre-1972 sound recordings; and (3) on an issue raised by plaintiffs in their cross-appeal, the record did not show that Vimeo was willfully blind towards infringing activity taking place on its platform. As a result of these rulings, the Second Circuit partially vacated the district court’s ruling and remanded the case for further proceedings consistent with its judgment.
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs’ state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit’s judgment. In filings made over the course of 2018 through February 21, 2020, the parties have fully briefed their respective renewed motions for summary judgment in light of the Second Circuit’s judgment. The parties are currently awaiting either the scheduling of argument or a decision on these motions.
It is Vimeo’s position that the DMCA limits its liability with respect to all user-uploaded videos-in-suit. Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.
RTI Copyright Litigation
Between 2012 and 2017, Italian broadcaster Reti Televisive Italiane s.p.a. and an affiliate thereof (collectively, RTI) filed four lawsuits for copyright infringement against Vimeo in the Civil Court of Rome. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, Cause Nos. 23732/12, 62343/2015, and 59780/2017 (Rome Civil Court), and Medusa Film v. Vimeo, Inc., Cause No. 74775/2017 (Rome Civil Court). In each case, RTI asserts that Vimeo infringed its copyrights by hosting and streaming user-uploaded videos that allegedly contain RTI’s television or film programming.
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of EUR 8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeal stayed the judgment pending appeal. The appeal is currently pending.
On June 2, 2019, the Civil Court of Rome concluded the second case (No. 62343/2015) and entered a judgment against Vimeo, awarding RTI damages of EUR 4,746,273 plus interest and entering an injunction against Vimeo as to further acts infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. The Rome Court of Appeal declined to stay the judgment. The appeal is currently pending. On October 26, 2020, RTI commenced a lawsuit against Vimeo in the U.S. District Court for the Southern District of New York to enforce the damages award of the June 2019 judgment. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, No. 20 Civ. 8954 (S.D.N.Y.). On December 22, 2020, Vimeo and RTI filed, and the district court entered, a stipulation and order staying the U.S. proceedings pending the final outcome of the appeals from the Italian judgment at issue.
Proceedings in the third and fourth cases (Nos. 59780/2017 and 74775/2017, respectively) are pending before the Civil Court of Rome. In each case, RTI seeks, among other things, injunctive relief and monetary damages.

It is Vimeo’s position that its liability is limited under Italian and EU laws and that the judgments against it are inconsistent with those laws and the decisions of the Italian Supreme Court. Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.
British Telecommunications Patent Litigation
On March 18, 2018, British Telecommunications plc, which is referred to as BT, commenced a patent infringement lawsuit against Vimeo in the U.S. District Court for the District of Delaware. See British Telecommunications plc v. IAC/InterActiveCorp, et al., Civ. No. 18-366 (D. Del.). In its complaint, BT asserted that Vimeo has infringed or is infringing three of its patents, U.S. Patent Nos. 6,240,450 (’450 patent), 6,578,079 (’079 patent), and 7,974,200 (’200 patent). The plaintiff seeks, among other things, injunctive relief and monetary damages.
On February 4, 2019, on Vimeo’s motion, the district court dismissed the claims based upon the ’450 and ’079 patents on the ground that the asserted patents were not directed to patentable subject matter. In pursuing an immediate appeal against one of Vimeo’s co-defendants, Plaintiff waived its right to appeal the dismissal of those claims. Thereafter, Vimeo filed an inter partes review (IPR) petition with the U.S. Patent and Trademark Office (USPTO) with respect to certain of the asserted claims of the ’200 patent. On August 5, 2020, the Patent Trial and Appeal Board (PTAB) of the USPTO issued a judgment canceling all but one of the challenged claims. Neither party appealed the PTAB’s decision.
Following the PTAB decision, proceedings in the district court (which had been stayed since the institution of the IPR) resumed. As a result of the district court and PTAB decisions to date, only certain claims of the ’200 patent remain viable. These claims are generally directed towards a fast startup technique in video streaming applications. On November 5, 2020, the district court entered a claim construction order construing certain terms of the ’200 patent. On January 14, 2021, BT withdrew two of the asserted claims from the litigation, leaving only one claim of the ’200 patent at issue. On March 29, 2021, the court approved BT’s voluntary dismissal of its remaining claim with prejudice.
Illinois Biometric Information Privacy Act Litigation
On September 9, 2019, Bradley Acaley filed, on behalf of himself and other similarly situated individuals, a putative class action complaint against Vimeo in the Circuit Court of Cook County, Illinois. Vimeo thereafter removed the case to the U.S. District Court for the Northern District of Illinois, where it is now pending. See Bradley Acaley v. Vimeo, Inc., No. 19 Civ. 7164 (N.D. Ill.). In his complaint, plaintiff asserts that Vimeo’s Magisto mobile application collected facial biometric information in a manner that violated his rights under the Illinois Biometric Information Privacy Act (BIPA).
Vimeo moved to compel arbitration of the case. On June 1, 2020, the district court denied Vimeo’s motion. On June 18, 2020, Vimeo filed an appeal to the U.S. Court of Appeals for the Seventh Circuit. On June 23, 2020, the district court administratively closed the case pending appeal. Briefing in the appeal has been stayed to permit the parties to engage in settlement discussions mediated through the Seventh Circuit’s mediation program. The plaintiff seeks, among other things, injunctive relief and monetary damages.
It is Vimeo’s position that the Magisto app does not violate BIPA. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
Item 1A.    Risk Factors
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The use of words such as "anticipates," "estimates," "expects," "plans" and "believes," among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to: SpinCo’s future financial performance, business prospects and strategy, including the possibility of separating Vimeo from IAC.

Actual results could differ materially from those contained in these forward-looking statements for a variety of reasons, including, among others: the risks inherent in separating Vimeo from IAC, the risks that such separation will not be completed, on the anticipated timing or at all, or that if completed, that the anticipated benefits from the separation will not be realized, changes in the regulatory landscape, in particular, changes in laws that might increase the liability of online intermediaries for user-generated content, reputational damage caused by problematic user content or our decisions to remove (or not remove) it; changes in policies implemented by third party platforms upon which we rely for traffic and distribution of mobile apps, increased competition in the online video category, our ability to convert visitors into uploaders and uploaders into paying subscribers, our ability to retain paying subscribers by maintaining and improving our value proposition, our ability to provide video storage and streaming in a cost-effective manner, our ability to successfully attract enterprise customers, our ability to protect sensitive date from unauthorized access, the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with whom we do business), our ability to operate in (and expand into additional) international markets successfully, our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties, foreign exchange currency rate fluctuations, the impact of the COVID-19 outbreak on our business, adverse changes in economic conditions and the possibility that our historical consolidated and combined results may not be indicative of our future results.
Certain of these and other risks and uncertainties are discussed in SpinCo’s and IAC’s filings with the Securities and Exchange Commission. Other unknown or unpredictable factors that could also adversely affect SpinCo’s business, financial condition and results of operations may arise from time to time. In light of these risks and uncertainties, these forward-looking statements may not prove to be accurate. Accordingly, you should not place undue reliance on these forward-looking statements, which only reflect the views of Vimeo’s management as of the date of this communication. SpinCo does not undertake to update these forward-looking statements.
Risk Factors
You should carefully consider the risks described under the headings "Risk Factors—Risks Relating to the Spin-off", "Risk Factors—Risks Relating to IAC Securities and SpinCo Securities Following the Spin-off", "Risk Factors—Risks Relating to SpinCo and the Vimeo Business Following the Spin-off" and "Risk Factors—Risks Relating to the Vimeo Merger" in Amendment No. 4 to the Registration Statement on Form S-4 jointly filed by SpinCo and IAC with the SEC on April 5, 2021. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes from the risk factors previously disclosed in our joint registration statement on Form S-4.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
SpinCo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2021.
Issuer Purchases of Equity Securities
SpinCo has not purchased any shares of its common stock during the quarter ended March 31, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
3.1	Certificate of Incorporation of Vimeo Holdings, Inc.	Exhibit 3.7 to the Registrant's Form S-4, filed on December 23, 2020.
3.2	By-laws of Vimeo Holdings, Inc.	Exhibit 3.8 to the Registrant's Form S-4, filed on December 23, 2020.
31.1	Certification of the President pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. (1)
32.1	* Certification of the President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
32.2	* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)
101.INS	Inline XBRL Instance (1)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (1)
101.CAL	Inline XBRL Taxonomy Extension Calculation (1)
101.DEF	Inline XBRL Taxonomy Extension Definition (1)
101.LAB	Inline XBRL Taxonomy Extension Labels (1)
101.PRE	Inline XBRL Taxonomy Extension Presentation (1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
_______________________________________________________________________________
(1)Filed herewith.
(2)Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 7, 2021
VIMEO HOLDINGS, INC.

		By:	/s/ GLENN H. SCHIFFMAN
Glenn H. Schiffman
Chief Financial Officer

Signature	Title	Date

/s/ GLENN H. SCHIFFMAN	Chief Financial Officer	May 7, 2021
Glenn H. Schiffman