Form 10-Q
period 2021-06-30
Vimeo, Inc.
filed 2021-08-06
CIK 1837686

As filed with the Securities and Exchange Commission on August 6, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 333-251656-01

VIMEO, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-4334195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
555 West 18th Street, New York, New York 10011
(Address of registrant's principal executive offices)
(212) 314-7300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	VMEO	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	155,227,791
Class B common stock	9,399,250
Total	164,627,041

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "may, "could," "should," "would," "anticipates," "estimates," "expects," "plans," "projects," "forecasts," "intends," "targets," "seeks" and "believes," as well as variations of these words, among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to Vimeo’s future results of operations and financial condition, business strategy, and plans and objectives of management for future operations.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•the risks inherent in Vimeo's recently completed separation from IAC/InterActiveCorp ("IAC"),
•the risks that the anticipated benefits from the separation will not be realized,
•changes in the regulatory landscape including, in particular, changes in laws that might increase the liability of online intermediaries for user-generated content,
•reputational damage caused by problematic user content or our decisions to remove (or not remove) it,
•changes in policies implemented by third party platforms upon which we rely for traffic and distribution of mobile apps,
•increased competition in the online video category,
•our ability to convert visitors into uploaders and uploaders into paying subscribers,
•our ability to retain paying subscribers by maintaining and improving our value proposition,
•our ability to provide video storage and streaming in a cost-effective manner,
•our ability to successfully attract enterprise customers,
•our ability to protect sensitive data from unauthorized access,
•the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with which we do business),
•our ability to successfully operate in and expand into additional international markets,
•our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties,
•foreign exchange currency rate fluctuations,
•the impact of the COVID-19 pandemic on our business,
•adverse changes in economic conditions,
•the possibility that our historical consolidated and combined results may not be indicative of our future results, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements.

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$331,024	$110,011
Accounts receivable, net	16,383	12,785
Prepaid expenses and other current assets	16,090	7,932
Total current assets	363,497	130,728

Leasehold improvements and equipment, net	3,232	3,321
Goodwill	219,337	219,337
Intangible assets with definite lives, net	7,383	10,854
Other non-current assets	19,417	6,839
TOTAL ASSETS	$612,866	$371,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,563	$3,324
Promissory note due on demand—related party	—	44,565
Deferred revenue	165,338	137,436
Accrued expenses and other current liabilities	55,153	47,432
Total current liabilities	225,054	232,757

Long-term debt—related party	—	50,000
Other long-term liabilities	8,674	3,242

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 155,065 shares issued and outstanding at June 30, 2021	1,551	—
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding at June 30, 2021	94	—
Class A Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 83,656 shares issued and outstanding at December 31, 2020	—	837
Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 66,285 shares issued and outstanding at December 31, 2020	—	663
Preferred stock $0.01 par value; 100,000 and 50,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding	—	—
Additional paid-in-capital	677,667	366,676
Accumulated deficit	(300,088)	(283,009)
Accumulated other comprehensive loss	(86)	(87)
Total shareholders' equity	379,138	85,080
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$612,866	$371,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$96,046	$67,334	$185,468	$124,302
Cost of revenue (exclusive of depreciation shown separately below)	25,771	22,899	50,727	41,257
Gross profit	70,275	44,435	134,741	83,045
Operating expenses:
Research and development expense	27,062	16,262	48,538	31,555
Sales and marketing expense	40,248	26,519	72,317	51,644
General and administrative expense	21,508	10,983	36,026	23,187
Depreciation	186	102	300	160
Amortization of intangibles	1,583	2,915	3,471	6,038
Total operating expenses	90,587	56,781	160,652	112,584
Operating loss	(20,312)	(12,346)	(25,911)	(29,539)
Interest expense	(122)	—	(186)	—
Interest expense–related party	—	(2,372)	(726)	(4,825)
Other income (expense), net	142	(164)	10,229	(223)
Loss before income taxes	(20,292)	(14,882)	(16,594)	(34,587)
Income tax (provision) benefit	(100)	106	(485)	(449)
Net loss	$(20,392)	$(14,776)	$(17,079)	$(35,036)

Per share information:
Basic and diluted loss per share	$(0.13)	$(0.09)	$(0.11)	$(0.22)

Stock-based compensation expense by function:
Cost of revenue	$169	$21	$189	$25
Research and development expense	5,748	706	7,468	1,166
Sales and marketing expense	1,498	173	1,820	330
General and administrative expense	7,280	3,115	10,130	4,510
Total stock-based compensation expense	$14,695	$4,015	$19,607	$6,031

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(20,392)	$(14,776)	$(17,079)	$(35,036)
Other comprehensive income (loss):
Change in foreign currency translation	23	69	1	(51)
Total other comprehensive income (loss)	23	69	1	(51)
Comprehensive loss	$(20,369)	$(14,707)	$(17,078)	$(35,087)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2021
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2021	$—	—	$—	—	$928	92,789	$663	66,285	$667,348	$(279,696)	$(109)	$389,134
Net loss	—	—	—	—	—	—	—	—	—	(20,392)	—	(20,392)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,695	—	—	14,695
Amounts related to settlement of equity awards	2	213	—	—	—	—	—	—	(4,337)	—	—	(4,335)
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	13	—	—	13
Balance as of June 30, 2021	$1,551	155,065	$94	9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138

Balance as of December 31, 2020	$—	—	$—	—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(17,079)	—	(17,079)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	19,607	—	—	19,607
Amounts related to settlement of equity awards	2	213	—	—	1	133	—	—	(8,739)	—	—	(8,736)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance as of June 30, 2021	$1,551	155,065	$94	9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2020
(Unaudited)

	Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance as of March 31, 2020	$750	75,000	$661	66,151	$226,336	$(221,559)	$(352)	$5,836
Net loss	—	—	—	—	—	(14,776)	—	(14,776)
Other comprehensive income	—	—	—	—	—	—	69	69
Stock-based compensation expense	—	—	—	—	4,015	—	—	4,015
Amounts related to settlement of equity awards	—	—	2	130	—	—	—	2
Other	—	—	—	—	618	—	—	618
Balance as of June 30, 2020	$750	75,000	$663	66,281	$230,969	$(236,335)	$(283)	$(4,236)

Balance as of December 31, 2019	$750	75,000	$660	66,021	$223,754	$(201,299)	$(232)	$23,633
Net loss	—	—	—	—	—	(35,036)	—	(35,036)
Other comprehensive loss	—	—	—	—	—	—	(51)	(51)
Stock-based compensation expense	—	—	—	—	6,031	—	—	6,031
Amounts related to settlement of equity awards	—	—	3	260	—	—	—	3
Other	—	—	—	—	1,184	—	—	1,184
Balance as of June 30, 2020	$750	75,000	$663	66,281	$230,969	$(236,335)	$(283)	$(4,236)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(17,079)	$(35,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	19,607	6,031
Amortization of intangibles	3,471	6,038
Depreciation	300	160
Provision for credit losses	280	1,622
Gain on the sale of an asset	(10,217)	—
Other adjustments, net	540	2,386
Changes in assets and liabilities:
Accounts receivable	(5,248)	(6,755)
Prepaid expenses and other assets	(6,100)	(1,864)
Accounts payable and other liabilities	3,026	1,079
Deferred revenue	29,571	36,526
Net cash provided by operating activities	18,151	10,187
Cash flows from investing activities:
Capital expenditures	(215)	(433)
Proceeds from the sale of an asset	7,768	—
Other, net	—	98
Net cash provided by (used in) investing activities	7,553	(335)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	299,750	—
Principal payments on related-party debt	(94,565)	(7,853)
Deferred financing costs	(1,440)	—
Withholding taxes paid related to equity awards	(8,181)	(1,089)
Proceeds from exercise of stock options	4	—
Net cash provided by (used in) financing activities	195,568	(8,942)
Total cash provided	221,272	910
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(57)	(32)
Net increase in cash and cash equivalents and restricted cash	221,215	878
Cash and cash equivalents and restricted cash at beginning of period	110,037	1,963
Cash and cash equivalents and restricted cash at end of period	$331,252	$2,841

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—THE COMPANY AND BASIS OF PRESENTATION
Nature of Operations
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
As used herein, "Vimeo," "we," "our" or "us" and similar terms in these consolidated financial statements refer to Vimeo, Inc. (formerly Vimeo Holdings, Inc.) and its subsidiaries (unless the context requires otherwise).
Spin-off
On May 25, 2021, Vimeo completed its separation from the remaining businesses of IAC/InterActiveCorp ("IAC") through a series of transactions (which we refer to as the “Spin-off”) that resulted in the pre-transaction stockholders of IAC directly owning shares in both IAC and Vimeo, and in Vimeo becoming a separately traded public company.
The Spin-off was structured to include the following steps:

•Certain restructuring transactions, including, among other things, the transfer to Vimeo of IAC’s equity interests in Vimeo.com, Inc. ("Vimeo OpCo," formerly known as Vimeo, Inc.), and the repayment by Vimeo OpCo of all outstanding intercompany debt owed to IAC and its subsidiaries (other than Vimeo OpCo’s subsidiaries).

•Amending IAC’s certificate of incorporation to provide for:

◦the reclassification of each share of IAC common stock, par value $0.001 into (i) one share of IAC common stock, par value $0.0001 and (ii) 1/100th of a share of IAC Series 1 mandatorily exchangeable preferred stock that was automatically exchanged for a number of shares of Vimeo common stock equal to an exchange ratio of 1.6235 (the "Spin-off Exchange Ratio," with holders receiving cash in lieu of any fractional shares of Vimeo common stock resulting, after aggregation, from the reclassification); and

◦the reclassification of each share of IAC Class B common stock, par value $0.001 into (i) one share of IAC Class B common stock, par value $0.0001 and (ii) 1/100th of a share of IAC Series 2 mandatorily exchangeable preferred stock that was automatically exchanged for a number of shares of Vimeo Class B common stock equal to the Spin-off Exchange Ratio (with holders receiving cash in lieu of any fractional shares of Vimeo Class B common stock resulting, after aggregation, from the reclassification).

•The effectiveness of certain other amendments to IAC's certificate of incorporation.

Prior to the Spin-off, IAC indirectly owned approximately 88% of Vimeo OpCo's outstanding shares, with the remaining Vimeo OpCo shares held by third parties. In connection with the Spin-off, the Vimeo OpCo shareholders agreement required IAC to cause the conversion of the Vimeo OpCo shares held by such non-IAC Vimeo OpCo stockholders into Vimeo common stock, which we refer to as the “Vimeo minority exchange.” The shareholders agreement also required that the non-IAC Vimeo OpCo stockholders be compensated (in the form of additional Vimeo equity) for dilution resulting from the issuance of Vimeo options in respect of vested IAC employee option awards that were adjusted in the Spin-off. Each such Vimeo OpCo shareholder was compensated for their ratable portion of 50% of the intrinsic value of the Vimeo options so issued, measured at the time of the Spin-off. The Vimeo Merger, as defined below, was completed pre-market on May 25, 2021 and satisfied these obligations.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On the terms and subject to the conditions of the Agreement and Plan of Merger, as amended and restated on March 12, 2021 (the “Vimeo Merger Agreement”), following the Spin-off on May 25, 2021, Stream Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Vimeo (“Merger Sub”) merged with and into Vimeo OpCo, with Vimeo OpCo surviving as a wholly-owned subsidiary of Vimeo (the “Vimeo Merger”). Each share of Vimeo OpCo capital stock held prior to the Vimeo Merger by a non-IAC Vimeo OpCo stockholder was converted into 1.0143 ("Vimeo Merger Exchange Ratio") shares of Vimeo common stock (with holders receiving cash in lieu of any fractional shares of Vimeo common stock resulting, after aggregation, from the Vimeo Merger).
Additionally, each restricted stock unit ("RSU") corresponding to shares of Vimeo OpCo ("Vimeo OpCo RSU") was converted into an RSU corresponding to shares of Vimeo common stock (“Vimeo RSU”), with the number of shares covered by such Vimeo RSU equal to the number of shares covered by the Vimeo OpCo RSU times the Vimeo Merger Exchange Ratio. Each stock appreciation right ("SAR") corresponding to shares of Vimeo OpCo (“Vimeo OpCo SAR”) was converted into a SAR corresponding to shares of Vimeo common stock (“Vimeo SAR”), with the number of shares covered by such Vimeo SAR equal to the number of shares covered by the Vimeo OpCo SAR times the Vimeo Merger Exchange Ratio and the per share exercise price of such Vimeo SAR equal to the per share exercise price of the Vimeo OpCo SAR divided by the Vimeo Merger Exchange Ratio.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the registration statement on Form S-1 of Vimeo, Inc. filed with the SEC on May 26, 2021.
All intercompany transactions and balances between and among Vimeo and its subsidiaries have been eliminated. All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as "Accounts payable and other liabilities" as operating activities. Amounts related to the settlement of equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as financing activities.
All related party balances between Vimeo and IAC and its subsidiaries, other than borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities." Borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated balance sheet as "Promissory note due on demand—related party" and "Long-term debt—related party."
Prior to the Spin-off, the consolidated financial statements of Vimeo OpCo and subsidiaries were prepared on a standalone basis and were derived from the historical accounting records of Vimeo OpCo and IAC. The accompanying consolidated financial statements reflect the historical financial position, results of operations and cash flows of Vimeo and its consolidated subsidiaries since their respective dates of acquisition by Vimeo and the allocation to Vimeo of certain IAC corporate expenses relating to Vimeo based on the historical accounting records of IAC. The allocation of certain IAC corporate expenses is reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." Additionally, income taxes were computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo’s share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. In management’s opinion, the assumptions underlying the historical consolidated financial statements of Vimeo, including the basis on which the expenses have been allocated from IAC, are reasonable. However, these allocations may not reflect the expenses that Vimeo would have incurred as an independent, standalone company for the periods presented.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Accounting Estimates
Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results could differ from these estimates.

Significant estimates and judgments inherent in the preparation of the consolidated financial statements include those related to: the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the estimated customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of intangible assets with definite lives; the recoverability of goodwill; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.
Revenue Recognition
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and enterprise subscription plans. Revenue, in the amount that reflects the consideration Vimeo expects to be entitled to, is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods range from one month to three years with the most common being an annual subscription and are generally non-cancellable.

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of Vimeo's performance obligation is one year or less. The current and non-current deferred revenue balances at June 30, 2021 were $165.3 million and $1.1 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The current and non-current deferred revenue balances at December 31, 2020 were $137.4 million and $0.8 million, respectively. During the six months ended June 30, 2021, Vimeo recognized $110.7 million of revenue that was included in the deferred revenue balance at December 31, 2020. During the six months ended June 30, 2020, Vimeo recognized $65.9 million of revenue that was included in the deferred revenue balance at December 31, 2019.
Practical Expedients and Exemptions
As permitted under the practical expedient available under Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, Vimeo does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less, (ii) contracts with variable consideration that is allocated entirely to unsatisfied performance obligations or to a wholly unsatisfied promise accounted for under the series guidance, and (iii) contracts for which Vimeo recognizes revenue at the amount which Vimeo has the right to invoice for services performed.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Vimeo has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs, and mobile app store fees meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data, and includes renewal periods because renewal commissions are not commensurate with the initial commission. For sales incentive programs where the customer relationship period is one year or less, Vimeo has elected to expense the costs as incurred, as permitted under the practical expedient. Vimeo generally capitalizes and amortizes mobile app store fees over the term of the applicable subscription.

The current and non-current capitalized costs to obtain a contract with a customer are included in "Prepaid expenses and other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and were $3.2 million and $5.7 million, and $2.7 million and $4.9 million, at June 30, 2021 and December 31, 2020, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the consolidated results of operations, financial condition or cash flows of Vimeo.
NOTE 2—INCOME TAXES
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For all periods presented, the income tax provision was computed for Vimeo on an as-if-standalone separate tax return basis. Payments to and refunds from IAC for Vimeo's share of IAC’s consolidated state tax return liabilities, calculated on this basis, have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
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
For the three months ended June 30, 2021 and 2020, Vimeo recorded an income tax provision of $0.1 million and an income tax benefit of $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, Vimeo recorded an income tax provision of $0.5 million and $0.4 million, respectively. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are the federal and state NOLs. Vimeo has recorded a valuation allowance for its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.

Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.
At both June 30, 2021 and December 31, 2020, unrecognized tax benefits were $1.9 million, all of which are for tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at June 30, 2021 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by June 30, 2022.

Vimeo is routinely under income tax audits by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of IAC's federal income tax returns for the years ended December 31, 2013 through 2017, which includes the operations of Vimeo. The statutes of limitations for the years 2013 through 2017 have been extended to June 30, 2022. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
•Level 3: Unobservable inputs for which there is little or no market data and for which Vimeo must develop its own assumptions, based on the best information available in the circumstances, about the inputs that market participants would use in pricing the assets or liabilities.
The following tables present Vimeo's financial instruments that are measured at fair value on a recurring basis:

	June 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$312,236	$—	$—	$312,236

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$104,852	$—	$—	$104,852
Time deposits	—	544	—	544
Total	$104,852	$544	$—	$105,396
Vimeo's non-financial assets, such as goodwill, intangible assets with definite lives, ROU assets and leasehold improvements and equipment, are adjusted to fair value only if an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At June 30, 2021, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At June 30, 2021, there were no outstanding borrowings under the Credit Facility.
NOTE 5—SHAREHOLDERS' EQUITY
Description of Vimeo Common Stock and Vimeo Class B Common Stock
Except as described herein, shares of Vimeo common stock and Vimeo Class B common stock are identical.
In general, the holders of Vimeo common stock vote together as a single class with the holders of Vimeo Class B common stock on all matters, including the election of directors; provided, however, that the holders of Vimeo common stock, acting as a single class, are entitled to elect twenty-five percent (25%) of the total number of Vimeo directors, rounded up to the next whole number in the event of a fraction. Each outstanding share of Vimeo common stock and Vimeo Class B common stock entitles the holder to one vote per share and ten votes per share, respectively.
The holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, such dividends as may be declared by Vimeo's Board of Directors out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution, distribution of assets or winding-up of Vimeo, the holders of shares of Vimeo common stock and Vimeo Class B common stock are entitled to receive, share for share, all the assets available for distribution after payment of a proper amount to the holders of any series of Vimeo preferred stock, including any series that may be issued in the future.
Upon completion of the Spin-off, Vimeo amended and restated its certificate of incorporation such that it is authorized to issue 1,600,000,000 shares of Vimeo common stock and 400,000,000 shares of Vimeo Class B common stock.
Description of Preferred Stock
Vimeo's Board of Directors is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Sale of Common Stock
In January 2021, Vimeo OpCo raised $300 million of equity capital via the sale of approximately 6.2 million shares of its Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and approximately 2.8 million shares of its Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of foreign currency translation adjustments:

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Balance as of April 1	$(109)	$(352)
Other comprehensive income	23	69
Balance as of June 30	$(86)	$(283)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance as of January 1	$(87)	$(232)
Other comprehensive income (loss)	1	(51)
Balance as of June 30	$(86)	$(283)
At both June 30, 2021 and 2020, there was no income tax benefit or provision related to accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—STOCK-BASED COMPENSATION
Vimeo has one active plan (the “2021 Plan”) which was adopted in connection with the Spin-off. The 2021 Plan replaced the Vimeo, LLC 2012 Incentive Plan, the Vimeo, Inc. 2017 Incentive Plan and the Vimeo, Inc. 2019 Incentive Plan (including the Israeli Appendix), collectively referred to as the “Prior Plans.” The Prior Plans were automatically terminated and replaced and superseded by the 2021 Plan upon the completion of the Spin-off. Any and all awards granted under the Prior Plans, remain in effect on their pre Spin-off terms pursuant to the 2021 Plan, subject to adjustment in connection with the Spin-off and the Vimeo Merger. The 2021 Plan also covers vested IAC stock options that were converted into Vimeo stock options in connection with the Spin-off.
The 2021 plan authorizes the Company to grant equity awards to its employees, officers, directors and consultants covering an aggregate of up to 10,000,000 shares of the Company's common stock. Equity awards provided for in the 2021 Plan include SARs, stock options, RSUs, and other stock-based awards related to shares of Vimeo common stock. The exercise price of stock options and SARs cannot be less than the market value of Vimeo common stock on the grant date. In connection with the settlement of stock-based awards, shares of Vimeo common stock may be issued either from authorized but unissued shares or from treasury stock.
Stock-based compensation expense primarily includes amounts related to the Company’s SARs, including performance-based SARs, RSUs, and Vimeo Restricted Shares (as described further below). The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At June 30, 2021, there was $60.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding SARs and RSUs which is expected to be recognized over a weighted-average period of 2.6 years. Additionally, there was $86.3 million of unrecognized compensation cost related to the Vimeo Restricted Shares which is expected to be recognized over the remaining vesting period of 9.4 years. For more information on the impact of the Spin-off and the Vimeo Merger on equity awards refer to "Note 1—The Company and Basis of Presentation."
Stock appreciation rights and stock options
SARs and stock options outstanding at June 30, 2021 and changes during the six months ended June 30, 2021 were as follows:

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)
Outstanding Vimeo OpCo SARs at December 31, 2020	13,897	$6.42
Granted	63	35.35
Exercised	(305)	5.52
Forfeited	(178)	6.56
Outstanding Vimeo OpCo SARs prior to Spin-off	13,477	6.57

Outstanding Vimeo SARs after Spin-off (a)	13,686	6.49
Conversion of Vested IAC Stock Options (b)	6,201	4.33
Exercised	(261)	5.27
Forfeited	(17)	7.15
Outstanding Vimeo SARs and Stock Options at June 30, 2021	19,609	5.82	6.5	$846,717
Exercisable	12,809	$5.02	5.6	$563,340
____________________
(a)    Reflects the conversion of unvested Vimeo OpCo SARs into Vimeo SARs by multiplying each award of Unvested Vimeo OpCo SARs prior to Spin-off by the Vimeo Merger Exchange Ratio.
(b)    Reflects the conversion of vested IAC stock options into vested Vimeo stock options by multiplying each vested award of IAC stock options prior to the Spin-off by the Spin-off Exchange Ratio.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted stock units

RSUs outstanding at June 30, 2021 and changes during the six months ended June 30, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested Vimeo OpCo RSUs at December 31, 2020	88	$17.33
Granted	1,734	35.35
Forfeited	(5)	35.35
Unvested Vimeo OpCo RSUs prior to Spin-off	1,817	34.48

Unvested Vimeo RSUs after Spin-off (a)	1,844	34.70
Granted	31	44.75
Unvested Vimeo RSUs at June 30, 2021	1,875	$34.87
_____________________
(a)    Reflects the conversion of unvested Vimeo OpCo RSUs into Vimeo RSUs by multiplying each award of Unvested Vimeo OpCo RSUs prior to Spin-off by the Vimeo Merger Exchange Ratio.

Vimeo Restricted Shares
In connection with the Spin-off, pursuant to which Vimeo equity awards were issued as part of the adjustment of certain outstanding IAC equity awards, Vimeo entered into a Restricted Stock Agreement (the “RSA”) with Joseph Levin, Chairman of the Vimeo board of directors and IAC’s Chief Executive Officer. The terms of the RSA were determined pursuant to the existing requirements of Mr. Levin’s restricted stock agreement with IAC as in effect prior to the Spin-off.
The RSA provides for a grant of 4,870,500 shares of Vimeo common stock (“Vimeo Restricted Shares”), that cliff vest on November 5, 2030, based on satisfaction of certain Vimeo stock price targets and Mr. Levin’s continuous service as a Vimeo director through the vesting date. The number of Vimeo Restricted Shares subject to the RSA is the result of the 3,000,000 shares of IAC Restricted common stock, subject to Mr. Levin’s restricted stock agreement with IAC, multiplied by the Spin-off Exchange Ratio.
Mr. Levin may elect to accelerate vesting of the Vimeo Restricted Shares, effective on the 6th, 7th, 8th, or 9th anniversary of the original effective date of the IAC restricted stock agreement (November 5, 2020) (the “Effective Date”), in which case performance will be measured through such date, and Mr. Levin will receive a pro-rated portion of the award (based on the years elapsed from the Effective Date) and any remaining shares will be forfeited. The applicable stock price goals are proportionately lower on the earlier vesting dates.
The value of the Vimeo Restricted Shares was determined using a lattice model that incorporated a Monte Carlo simulation of Vimeo's stock price and IAC’s stock price as this award contains a market condition. The attribution of the estimated fair values of the awards (the sum of the fair value of the original IAC award as of the Effective Date, plus any incremental value as a result of the modification to the original IAC award) between IAC and Vimeo, was determined on a proportional basis as a function of the estimated fair value of each respective award as of the date of the Spin-off. The amount allocated to Vimeo was $87.3 million and is expected to be recognized over the remaining requisite service period through November 2030 subject to Mr. Levin’s continuous service as a Vimeo director.
Modification
In connection with the Spin-off and Vimeo Merger, the Company modified certain equity awards resulting in a modification charge of $14.0 million, of which $7.0 million was recognized as stock-based compensation expense in the three and six months ended June 30, 2021. The remaining charge is expected to be recognized over the vesting period of the modified awards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—LOSS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. The Vimeo Restricted Shares are participating securities because these shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. No allocation of undistributed losses was made for the three and six months ended June 30, 2021 as the Vimeo Restricted Shares do not participate in losses of the Company.

The following table sets forth the computation of basic and diluted loss per share attributable to common shareholders.

	Three Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(20,392)	$(20,392)	$(14,776)	$(14,776)

Denominator: (a) (b) (c)
Weighted average basic shares outstanding	159,418	159,418	159,381	159,381
Dilutive securities	—	—	—	—
Denominator for loss per share—weighted average shares	159,418	159,418	159,381	159,381

Loss per share attributable to common stock shareholders:
Loss per share	$(0.13)	$(0.13)	$(0.09)	$(0.09)

	Six Months Ended June 30,
	2021		2020
	Basic	Diluted	Basic	Diluted
	(In thousands, except per share data)
Numerator:
Net loss	$(17,079)	$(17,079)	$(35,036)	$(35,036)

Denominator: (a) (b) (c)
Weighted average basic shares outstanding	159,399	159,399	159,381	159,381
Dilutive securities	—	—	—	—
Denominator for loss per share—weighted average shares	159,399	159,399	159,381	159,381

Loss per share attributable to common stock shareholders:
Loss per share	$(0.11)	$(0.11)	$(0.22)	$(0.22)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at June 30, 2021 in the accompanying consolidated balance sheet, but were excluded from the weighted average basic shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of the conditions described in "Note 7—Stock-Based Compensation."
(b)    For the three and six months ended June 30, 2021, approximately 26.4 million potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.
(c)    Weighted average basic and dilutive shares outstanding for the three and six months ended June 30, 2020 reflect Vimeo's outstanding shares immediately after the completion of the Spin-off as described in "Note 1—The Company and Basis of Presentation."

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$331,024	$110,011	$2,648	$1,939
Restricted cash included in other current assets	228	26	193	24
Total cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$331,252	$110,037	$2,841	$1,963
Restricted cash at June 30, 2021 and 2020 primarily consisted of a deposit related to a lease.
Restricted cash at December 31, 2020 and 2019 primarily consisted of a deposit related to corporate credit cards.
Credit Losses
The following table presents the changes in the allowance for credit losses for the six months ended June 30, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$476	$273
Current period provision for credit losses	280	1,622
Write-offs charged against the allowance	(522)	(451)
Recoveries collected	282	14
Balance at June 30	$516	$1,458
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the accompanying consolidated balance sheet:

Asset Category	June 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$5,561	$4,727
Leasehold improvements and equipment	$972	$712
Intangible assets with definite lives	$37,317	$33,846
Other income (expense), net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Other income (expense), net	$142	$(164)	$10,229	$(223)

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other income (expense), net generally relates to net foreign exchange gains and losses, and in the six months ended June 30, 2021 included a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.
Vimeo previously sold live streaming devices and accessories through its hardware business. Vimeo retained an interest in its former hardware business after it sold a majority stake on March 29, 2019 that provided it with rights to participate in and receive distributions in the event of positive cash flows or proceeds should there be another sale of the business. In the first quarter of 2021, the former hardware business, inclusive of Vimeo's retained interest, was sold and a gain was recognized. This gain includes amounts received by Vimeo in the first quarter of 2021 and funds held in escrow. Vimeo may receive additional consideration based on the revenue of its former hardware business relative to established targets through December 31, 2021. Such amounts will be recognized as income only if, and at the point in time, any additional consideration is received, or when it becomes probable that additional consideration will be received.
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States is the only country for which revenue was greater than 10% of Vimeo's total revenue for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
United States	$48,920	$33,858	$94,715	$63,469
All other countries	47,126	33,476	90,753	60,833
Total	$96,046	$67,334	$185,468	$124,302
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at June 30, 2021 and December 31, 2020 relate to "Leasehold improvements and equipment, net."

	June 30, 2021	December 31, 2020
	(In thousands)
Leasehold improvements and equipment, net:
United States	$2,315	$2,549
All other countries	917	772
Total	$3,232	$3,321
NOTE 10—CONTINGENCIES
In the ordinary course of business, Vimeo is, and from time to time may become, a party to various legal proceedings. Vimeo establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against Vimeo, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Vimeo also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations or financial condition of Vimeo. See "Note 2—Income Taxes" for additional information related to income tax contingencies.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
EMI/Capitol Records Copyright Infringement Litigation
In December 2009, a group of music publishers owned by EMI Music Publishing (now owned by Sony/ATV Music Publishing, a subsidiary of Sony Entertainment) and a group of then EMI-affiliated record companies, including Capitol Records (now owned by Universal Music Group, a subsidiary of Vivendi), filed two lawsuits against Vimeo and its former owner, Connected Ventures, in the U.S. District Court for the Southern District of New York. See Capitol Records, LLC v. Vimeo, LLC, No. 09 Civ. 10101 (S.D.N.Y.) and EMI Blackwood Music, Inc. v. Vimeo, LLC, No. 09 Civ. 10105 (S.D.N.Y.). In both cases, plaintiffs allege that Vimeo infringed their music copyrights (in the publishers’ musical compositions and the record companies’ sound recordings) by hosting and streaming videos uploaded by users (and in certain cases, former employees) featuring their musical works. Plaintiffs seek, among other things, injunctive relief and monetary damages. The initial complaints identified 199 videos as infringing (which Vimeo removed post-suit).
Prior to suit, plaintiffs did not avail themselves of their right to submit a takedown notice to Vimeo pursuant to the online safe harbor provisions of the Digital Millennium Copyright Act of 1998 ("DMCA"), which limits the liability of online service providers for copyright infringement of their users when the provider takes certain measures. Vimeo asserts that the DMCA limits its liability because it complies with the DMCA and plaintiffs failed to submit takedown notices. Plaintiffs disagree, asserting various theories as to why the DMCA may not apply to some or all of the videos-in-suit.
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs’ state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit’s judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability the assertion that Vimeo had “red flag” knowledge of infringement.

Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.

RTI Copyright Litigation
Between 2012 and 2017, Italian broadcaster Reti Televisive Italiane s.p.a. and an affiliate thereof (collectively, "RTI") filed four lawsuits for copyright infringement against Vimeo in the Civil Court of Rome. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, Cause Nos. 23732/12, 62343/2015, and 59780/2017 (Rome Civil Court), and Medusa Film v. Vimeo, Inc., Cause No. 74775/2017 (Rome Civil Court). In each case, RTI asserts that Vimeo infringed its copyrights by hosting and streaming user-uploaded videos that allegedly contain RTI’s television or film programming, and seeks, among other things, injunctive relief and monetary damages.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Illinois Biometric Information Privacy Act Litigation
On September 9, 2019, Bradley Acaley filed, on behalf of himself and other similarly situated individuals, a putative class action complaint against Vimeo in the Circuit Court of Cook County, Illinois. Vimeo thereafter removed the case to the U.S. District Court for the Northern District of Illinois, where it is now pending. See Bradley Acaley v. Vimeo, Inc., No. 19 Civ. 7164 (N.D. Ill.). In his complaint, plaintiff asserts that Vimeo’s Magisto mobile application collected facial biometric information in a manner that violated his rights under the Illinois Biometric Information Privacy Act ("BIPA"), and he seeks, among other things, injunctive relief and monetary damages.
Vimeo moved to compel arbitration of the case. On June 1, 2020, the district court denied Vimeo’s motion. On June 18, 2020, Vimeo filed an appeal to the U.S. Court of Appeals for the Seventh Circuit. On June 23, 2020, the district court administratively closed the case pending appeal.

Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
NOTE 11—RELATED PARTY TRANSACTIONS
Relationship with IAC
Following the Spin-off, the relationship between Vimeo and IAC is governed by a number of agreements. These agreements include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; a data protection agreement; and an office lease agreement.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Through the end of 2021, Vimeo will continue to (i) participate in IAC's health and welfare benefit plans, (ii) obtain certain services through contracts that are held in IAC's name, for which Vimeo reimburses IAC and (iii) obtain from IAC (or provide to) certain corporate support services. The total related charges for the three and six months ended June 30, 2021 and June 30, 2020 were $3.2 million and $5.9 million, and $2.2 million and $5.0 million, respectively. At June 30, 2021, Vimeo had a current payable due to IAC of $3.0 million, which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in July 2021. At December 31, 2020, there was no amount due to IAC.
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space we occupy in IAC's headquarters building. At June 30, 2021 Vimeo had a current lease liability of $4.1 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $4.0 million included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the same space. The total rent for the three and six months ended June 30, 2021 and June 30, 2020 was $1.1 million and $1.9 million, and $0.8 million and $2.0 million, respectively.
For periods prior to the Spin-off, Vimeo’s consolidated statement of operations includes allocations of costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue. Allocated costs were $1.0 million for the six months ended June 30, 2021. There were no such costs allocated by IAC in the three months ended June 30, 2021. Allocated costs were $2.8 million and $3.6 million for the three and six months ended June 30, 2020. These allocations are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Debt—Related Party
The following table presents the carrying value and the estimated fair value of debt—related party, which is measured at fair value only for disclosure purposes:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Promissory note due on demand—related party	$—	$—	$44,565	$44,565
Promissory note due May 2, 2023—related party	—	—	50,000	54,545
Total debt—related party	$—	$—	$94,565	$99,110

In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 5—Shareholders' Equity." Each promissory note bore interest at 10% per annum. Accrued interest on debt—related party at December 31, 2020 was $4.2 million and is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. The estimated fair value of debt—related party was based on Level 3 inputs and was estimated by discounting the future cash flows based on current market conditions.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Spin-off
On May 25, 2021, Vimeo completed its separation from the remaining businesses of IAC/InterActiveCorp ("IAC") through a series of transactions (which we refer to as the “Spin-off”) that resulted in the pre-transaction stockholders of IAC directly owning shares in both IAC and Vimeo, and in Vimeo becoming a separately traded public company.
The Spin-off was structured to include the following steps:

•Certain restructuring transactions, including, among other things, the transfer to Vimeo of IAC’s equity interests in Vimeo.com, Inc. ("Vimeo OpCo," formerly known as Vimeo, Inc.), and the repayment by Vimeo OpCo of all outstanding intercompany debt owed to IAC and its subsidiaries (other than Vimeo OpCo’s subsidiaries).

•Amending IAC’s certificate of incorporation to provide for:

◦the reclassification of each share of IAC common stock, par value $0.001 into (i) one share of IAC common stock, par value $0.0001 and (ii) 1/100th of a share of IAC Series 1 mandatorily exchangeable preferred stock that was automatically exchanged for a number of shares of Vimeo common stock equal to an exchange ratio of 1.6235 (the "Spin-off Exchange Ratio," with holders receiving cash in lieu of any fractional shares of Vimeo common stock resulting, after aggregation, from the reclassification); and

◦the reclassification of each share of IAC Class B common stock, par value $0.001 into (i) one share of IAC Class B common stock, par value $0.0001 and (ii) 1/100th of a share of IAC Series 2 mandatorily exchangeable preferred stock that was automatically exchanged for a number of shares of Vimeo Class B common stock equal to the Spin-off Exchange Ratio (with holders receiving cash in lieu of any fractional shares of Vimeo Class B common stock resulting, after aggregation, from the reclassification).

•The effectiveness of certain other amendments to IAC's certificate of incorporation.

Prior to the Spin-off, IAC indirectly owned approximately 88% of Vimeo OpCo's outstanding shares, with the remaining Vimeo OpCo shares held by third parties. In connection with the Spin-off, the Vimeo OpCo shareholders agreement required IAC to cause the conversion of the Vimeo OpCo shares held by such non-IAC Vimeo OpCo stockholders into Vimeo common stock, which we refer to as the “Vimeo minority exchange.” The shareholders agreement also required that the non-IAC Vimeo OpCo stockholders be compensated (in the form of additional Vimeo equity) for dilution resulting from the issuance of Vimeo options in respect of vested IAC employee option awards that were adjusted in the Spin-off. Each such Vimeo OpCo shareholder was compensated for their ratable portion of 50% of the intrinsic value of the Vimeo options so issued, measured at the time of the Spin-off. The Vimeo Merger, as defined below, was completed pre-market on May 25, 2021 and satisfied these obligations.
On the terms and subject to the conditions of the Agreement and Plan of Merger, as amended and restated on March 12, 2021 (the “Vimeo Merger Agreement”), following the Spin-off on May 25, 2021, Stream Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Vimeo (“Merger Sub”) merged with and into Vimeo OpCo, with Vimeo OpCo surviving as a wholly-owned subsidiary of Vimeo (the “Vimeo Merger”). Each share of Vimeo OpCo capital stock held prior to the Vimeo Merger by a non-IAC Vimeo OpCo stockholder was converted into 1.0143 ("Vimeo Merger Exchange Ratio") shares of Vimeo common stock (with holders receiving cash in lieu of any fractional shares of Vimeo common stock resulting, after aggregation, from the Vimeo Merger).
Additionally, each restricted stock unit ("RSU") corresponding to shares of Vimeo OpCo ("Vimeo OpCo RSU") was converted into an RSU corresponding to shares of Vimeo common stock (“Vimeo RSU”), with the number of shares covered by such Vimeo RSU equal to the number of shares covered by the Vimeo OpCo RSU times the Vimeo Merger Exchange Ratio. Each stock appreciation right ("SAR") corresponding to shares of Vimeo OpCo (“Vimeo OpCo SAR”) was converted into a SAR corresponding to shares of Vimeo common stock (“Vimeo SAR”), with the number of shares covered by such Vimeo SAR equal to the number of shares covered by the Vimeo OpCo SAR times the Vimeo Merger Exchange Ratio and the per share exercise price of such Vimeo SAR equal to the per share exercise price of the Vimeo OpCo SAR divided by the Vimeo Merger Exchange Ratio.
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and six months ended June 30, 2021 included in "Item 1—Consolidated Financial Statements."
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
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility that expires on February 12, 2026. At June 30, 2021, there were no outstanding borrowings under the Credit Facility.

Non-GAAP financial measure:
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020.
MANAGEMENT OVERVIEW
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
Sources of Revenue
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and enterprise subscription plans. Revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods range from one month to three years with the most common being an annual subscription and are generally non-cancellable.

Distribution, Marketing and Advertiser Relationships
Vimeo pays to market and distribute its services on third-party search engines and social media websites, and through e-mail campaigns, display advertising, video advertising and affiliate marketing. Vimeo also pays fees to Apple and Google related to the distribution and the facilitation of in-app purchases of subscriptions and product features. These distribution channels also offer other third parties services and products that compete with those Vimeo offers.
Vimeo also markets and offers its services and products through branded websites, allowing customers to transact directly with it in a convenient manner. Vimeo has made, and expects to continue to make, significant investments in online marketing to drive traffic to its websites.

Results of Operations for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020
The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	27%	34%	27%	33%
Gross profit	73%	66%	73%	67%
Operating expenses:
Research and development expense	28%	24%	26%	25%
Sales and marketing expense	42%	39%	39%	42%
General and administrative expense	22%	16%	19%	19%
Depreciation	—%	—%	—%	—%
Amortization of intangibles	2%	4%	2%	5%
Total operating expenses	94%	84%	87%	91%
Operating loss	(21)%	(18)%	(14)%	(24)%
Interest expense	—%	—%	—%	—%
Interest expense–related party	—%	(4)%	—%	(4)%
Other income (expense), net	—%	—%	6%	—%
Loss before income taxes	(21)%	(22)%	(9)%	(28)%
Income tax (provision) benefit	—%	—%	—%	—%
Net loss	(21)%	(22)%	(9)%	(28)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands, except ARPU)
Revenue	$96,046	$67,334	$28,712	43%	$185,468	$124,302	$61,166	49%

Operating metrics
Subscribers (in thousands)	1,627	1,395	232	17%	1,627	1,395	232	17%
Average Subscribers (in thousands)	1,607	1,333	274	21%	1,579	1,313	266	20%
ARPU (in whole dollars)	$240	$203	$37	18%	$237	$190	$47	25%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Revenue increased $28.7 million, or 43%, driven primarily by a 21% increase in Average Subscribers and a 18% increase in ARPU. The growth in Average Subscribers was due to the increase in self-serve and enterprise customers as individuals, businesses and organizations continued to accelerate their adoption of video to communicate with their customers and employees.
ARPU increased primarily due to the growth in enterprise subscribers, for which average annual contract values are much greater than self-serve subscribers. Additionally, a greater percentage of both new and existing self-serve subscribers purchased, on average, higher-priced offerings that include features such as additional storage and bandwidth.

For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Revenue increased $61.2 million, or 49%, driven primarily by a 20% increase in Average Subscribers and a 25% increase in ARPU. The growth in Average Subscribers was due to the increase in self-serve and enterprise customers as individuals, businesses and organizations accelerated their adoption of video to communicate with their customers and employees due, in part, to the effects of the COVID-19 pandemic.
ARPU increased due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$25,771	$22,899	$2,872	13%	$50,727	$41,257	$9,470	23%
Gross profit	$70,275	$44,435	$25,840	58%	$134,741	$83,045	$51,696	62%
Gross margin	73%	66%			73%	67%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Cost of revenue increased $2.9 million, or 13%, due primarily to increases of $1.2 million in hosting fees, $1.2 million in credit card processing fees and in-app purchase fees, and $0.5 million in compensation expense. The increase in hosting fees was due to the increase in Average Subscribers, partially offset by cost optimization initiatives. The increase in credit card processing fees and in-app purchase fees was due primarily to the increase in Average Subscribers and growth in on-demand content transactions.
Gross margin increased due to revenue growth as well as cost optimization initiatives for hosting, which decreased as a percentage of revenue.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Cost of revenue increased $9.5 million, or 23%, due primarily to increases of $4.8 million in hosting fees, $3.6 million in credit card processing fees and in-app purchase fees, and $0.7 million in compensation expense. The increases in hosting fees and credit card processing fees and in-app purchase fees were due to the factors described above in the three-month discussion.
Gross margin increased due to the factors described above in the three-month discussion.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Research and development expense	$27,062	$16,262	$10,800	66%	$48,538	$31,555	$16,983	54%
Sales and marketing expense	40,248	26,519	13,729	52%	72,317	51,644	20,673	40%
General and administrative expense	21,508	10,983	10,525	96%	36,026	23,187	12,839	55%
Depreciation	186	102	84	82%	300	160	140	88%
Amortization of intangibles	1,583	2,915	(1,332)	(46)%	3,471	6,038	(2,567)	(43)%
Total operating expenses	$90,587	$56,781	$33,806	60%	$160,652	$112,584	$48,068	43%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Research and development expense increased $10.8 million, or 66%, due primarily to increased investment in products. The increased investment included $9.2 million in compensation expense (including an increase of $5.0 million in stock-based compensation expense), $1.1 million in consulting costs, and $0.4 million in software license and maintenance costs. The increase in compensation expense was due to increased headcount, the modification of certain equity awards in connection with the Spin-off and Vimeo Merger, the acceleration of expense related to certain performance-based awards, and the issuance of new equity awards in 2021.
Sales and marketing expense increased $13.7 million, or 52%, due primarily to increases of $8.5 million in advertising costs and $4.6 million in compensation expense. The increase in compensation expense was primarily due to growth in the enterprise sales force.
General and administrative expense increased $10.5 million, or 96%, due primarily to increases of $6.5 million in compensation expense (including an increase of $4.2 million in stock-based compensation expense) and $2.5 million in professional fees. The increase in compensation expense was due to increased headcount, the modification of certain equity awards in connection with the Spin-off and Vimeo Merger, the acceleration of expense related to certain performance-based awards, and the issuance of new equity awards in 2021 (including the Vimeo Restricted Shares as described in "Note 7—Stock-Based Compensation"). The increase in professional fees was primarily due to consulting costs associated with the implementation of new enterprise systems, third party recruiting services, and costs associated with the Spin-off.
Depreciation increased $0.1 million, or 82%, due primarily to the reduction in the estimated useful life of certain leasehold improvements.
Amortization of intangibles decreased $1.3 million, or 46%, primarily due to certain intangibles that were fully amortized after the second quarter of 2020.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Research and development expense increased $17.0 million, or 54%, due primarily to increased investment in products. The increased investment included $14.2 million in compensation expense (including an increase of $6.3 million in stock-based compensation expense), $1.7 million in consulting costs, and $1.0 million in software license and maintenance costs. The increase in compensation expense was due to the factors described above in the three-month discussion.
Sales and marketing expense increased $20.7 million, or 40%, due primarily to increases of $11.4 million in advertising costs and $8.1 million in compensation expense. The increase in compensation expense was primarily due to growth in the enterprise sales force.
General and administrative expense increased $12.8 million, or 55%, due primarily to increases of $8.0 million in compensation expense (including an increase of $5.6 million in stock-based compensation expense) and $5.5 million in professional fees, partially offset by a decrease of $1.3 million in bad debt expense and the inclusion in 2020 of lease termination costs of $1.1 million. The increases in compensation expense and professional fees were due to the factors described above in the three-month discussion.
Depreciation increased $0.1 million, or 88%, due primarily to the reduction in the estimated useful life of certain leasehold improvements.
Amortization decreased $2.6 million, or 43%, due primarily to certain intangibles that were fully amortized after the second quarter of 2020.
Operating loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Operating loss	$(20,312)	$(12,346)	$(7,966)	(65)%	$(25,911)	$(29,539)	$3,628	12%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020

Operating loss increased $8.0 million or 65%, due to an increase in operating expenses of $33.8 million, partially offset by an increase in gross profit of $25.8 million. The increase in operating expenses was primarily due to increases in compensation expense of $20.3 million (including stock-based compensation of $10.5 million), advertising costs of $8.5 million, professional fees of $3.9 million, including costs related to the Spin-off, and an increase in software license and maintenance costs of $1.3 million. The increase in gross profit was due to higher revenues and improved gross margin (73% in 2021 compared to 66% in 2020).
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Operating loss decreased $3.6 million or 12%, due to an increase in gross profit of $51.7 million, partially offset by an increase in operating expenses of $48.1 million. The increase in gross profit was due to higher revenues and improved gross margin (73% in 2021 compared to 67% in 2020). The increase in operating expenses was primarily due to increases in compensation expense of $30.3 million (including stock-based compensation of $13.4 million), advertising costs of $11.3 million and professional fees of $7.8 million, including costs related to the Spin-off.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Adjusted EBITDA	$(3,848)	$(5,314)	$1,466	28%	$(2,533)	$(17,310)	$14,777	85%
As a percentage of revenue	(4)%	(8)%			(1)%	(14)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020
Adjusted EBITDA increased $1.5 million to $3.8 million of a loss due primarily to higher revenue and improved gross margin (73% in 2021 compared to 66% in 2020) as described above, partially offset by an increase in compensation expense, higher advertising costs, an increase in professional fees, including costs related to the Spin-off, and an increase in software license and maintenance costs.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020
Adjusted EBITDA increased $14.8 million to $2.5 million of a loss due primarily to higher revenue and improved gross margin (73% in 2021 compared to 67% in 2020) as described above, partially offset by an increase in compensation expense, higher advertising costs and an increase in professional fees, including costs related to the Spin-off.
Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(122)	$—	$(122)	NM	$(186)	$—	$(186)	NM
Interest expense–related party	$—	$(2,372)	$2,372	NM	$(726)	$(4,825)	$4,099	85%
Other income (expense), net	$142	$(164)	$306	NM	$10,229	$(223)	$10,452	NM
Interest expense relates to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021.
Interest expense–related party relates to interest expense charged by IAC and its subsidiaries on the related party notes. The notes were repaid to IAC in January 2021.
Other income (expense), net generally relates to net foreign exchange gains and losses, and in the six months ended June 30, 2021 included a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.

Income tax (provision) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Income tax (provision) benefit	$(100)	$106	$(206)	NM	$(485)	$(449)	$(36)	8%
Effective income tax rate	NM	1%			NM	NM
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
Income tax (provision) benefit relates to international and state taxes for jurisdictions in which Vimeo conducts business. For both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, the increase in income tax provision is driven by a net increase in international tax accruals.

PRINCIPLES OF FINANCIAL REPORTING
Vimeo has provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that use of this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing Vimeo's financial results with other companies in its industry, many of which present a similar non-GAAP financial measure. Adjusted EBITDA is the metric on which our internal budgets are based and also the metric by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Our presentation of Adjusted EBITDA may differ from the presentation of similarly titled measures by other companies. Vimeo endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of amortization of intangible assets and impairments of goodwill and intangible assets, if applicable. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(20,392)	$(14,776)	$(17,079)	$(35,036)
Add back:
Income tax provision	100	(106)	485	449
Other (income) expense, net	(142)	164	(10,229)	223
Interest expense–related party	—	2,372	726	4,825
Interest expense	122	—	186	—
Operating loss	(20,312)	(12,346)	(25,911)	(29,539)
Add back:
Stock-based compensation expense	14,695	4,015	19,607	6,031
Depreciation	186	102	300	160
Amortization of intangibles	1,583	2,915	3,471	6,038
Adjusted EBITDA	$(3,848)	$(5,314)	$(2,533)	$(17,310)
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants of Vimeo stock appreciation rights ("SARs"), including performance-based SARs, restricted stock awards, and restricted stock units. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base; we also consider the dilutive impact of the stock-based awards in GAAP diluted earnings per share, to the extent such impact is dilutive. Equity awards are generally settled on a gross basis in shares of Vimeo common stock such that individual award holders will pay their withholding tax obligation, generally by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable exercise).

Depreciation is a non-cash expense relating to our leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets and impairments of goodwill and intangible assets are non-cash expenses related to acquisitions. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company, such as customer relationships, technology and trade names, are valued and amortized over their estimated lives. An impairment is recorded when the carrying value of an intangible asset or goodwill exceeds its fair value. We believe that intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization and impairments of intangible assets or goodwill, if applicable, are not ongoing costs of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents:
United States	$328,765	$107,018
All other countries	2,259	2,993
Total cash and cash equivalents	$331,024	$110,011

Debt—related party:
Promissory notes due on demand—related party	$—	$44,565
Promissory note due May 2, 2023—related party	—	50,000
Total debt—related party	$—	$94,565
Vimeo's international cash can be repatriated without significant tax consequences.
For a detailed description of Debt, see "Note 4—Revolving Credit Facility" and "Note 11—Related Party Transactions" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Net cash provided by (used in)
Operating activities	$18,151	$10,187
Investing activities	$7,553	$(335)
Financing activities	$195,568	$(8,942)
Net cash provided by operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, depreciation, provision for credit losses and the gain related to the sale of Vimeo's retained interest in its former hardware business.
2021
Adjustments to net loss consist primarily of $19.6 million of stock-based compensation expense, a $10.2 million gain related to the sale of Vimeo's retained interest in its former hardware business, and $3.5 million of amortization of intangibles. The increase from changes in working capital primarily consists of increases in deferred revenue of $29.6 million and accounts payable and other liabilities of $3.0 million, partially offset by increases in prepaid expenses and other assets of $6.1 million and accounts receivable of $5.2 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to increases in accrued employee compensation, VAT taxes payable, accrued advertising and timing of payments, partially offset by the payment of 2020 cash bonuses in 2021 and the payment of related-party accrued interest. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid insurance and software license and maintenance costs. The increase in accounts receivable was primarily due to timing of cash receipts, and growth in customers.
Net cash provided by investing activities includes proceeds of $7.8 million related to the sale of Vimeo's retained interest in its former hardware business.
Net cash provided by financing activities includes $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A common stock, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of stock appreciation rights of $8.2 million, and $1.4 million of deferred financing costs related to the Credit Facility.

2020
Adjustments to net loss consist primarily of $6.0 million of amortization of intangibles, $6.0 million of stock-based compensation expense, and $1.6 million of provision for credit losses. The increase from changes in working capital primarily consists of an increase in deferred revenue of $36.5 million, partially offset by an increase in accounts receivable of $6.8 million. The increase in deferred revenue was primarily due to growth in sales of annual subscriptions. The increase in accounts receivable was primarily related to growth in customers due, in part, to the effects of the COVID-19 pandemic and the timing of cash receipts.
Net cash used in financing activities includes repayment of related-party debt of $7.9 million and $1.1 million of withholding taxes paid related to the exercise of stock appreciation rights.
Liquidity and Capital Resources
Funding of Vimeo OpCo by IAC Prior to the Vimeo OpCo Primary Equity Raise in November 2020
Prior to Vimeo OpCo's November 10, 2020 primary equity sale, Vimeo OpCo's principal source of liquidity had been the funding received from IAC and its subsidiaries, which was provided, in part, through IAC’s centrally managed U.S. treasury function. The funding by IAC had been sufficient to enable Vimeo OpCo to fund its normal operating requirements, including capital expenditures and acquisitions.
January 2021 Primary Equity Raise and Repayment of Debt Payable to IAC
In January 2021, Vimeo OpCo raised $300 million of equity capital via the sale of approximately 6.2 million shares of Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and approximately 2.8 million shares of Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation. A portion of the proceeds from the January 2021 primary equity raise was used to repay the debt payable to IAC, including accrued interest.
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At June 30, 2021 the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitment, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At June 30, 2021, there were no outstanding borrowings under the Credit Facility.
Outstanding Stock-based Awards
Prior to the Spin-off, equity awards were settled on a net basis, with the award holder entitled to receive shares of IAC common stock with a value equal to the intrinsic value of the Vimeo OpCo award upon settlement less an amount equal to the required cash tax withholding payment, which was paid by IAC on behalf of the employee. Vimeo reimbursed IAC in cash for the withholding taxes remitted on behalf of the Vimeo employees and generally reimbursed IAC for the IAC shares through the issuance of shares of Vimeo common stock.
After the Spin-off, the employee equity awards are settled in shares of Vimeo common stock, generally on a gross basis, such that individual award holders will be required to pay their withholding tax obligation, which they will generally be able to do by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable settlement).

Liquidity Assessment
At June 30, 2021, Vimeo had approximately $331.0 million in cash and cash equivalents and no debt. At June 30, 2021, approximately 85% of Vimeo’s subscribers were on annual subscription plans.
Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. This assessment takes into account the effect of operating leases and purchase obligations described below in "Contractual Obligations." Vimeo does not currently expect to incur significant capital expenditures. The $100 million of available borrowings under Vimeo’s Credit Facility will be a potential source of additional financial flexibility and liquidity, if needed.
Vimeo’s liquidity could be negatively affected by a decrease in demand for our products and services, or the occurrence of unexpected expenses. Vimeo may need to raise additional capital through future debt or equity financings to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to Vimeo or at all.

CONTRACTUAL OBLIGATIONS
AS OF JUNE 30, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases(b)	$4,942	$1,574	$799	$—	$7,315
Purchase obligations(c)	50,907	33,879	27	—	84,813
Total contractual obligations	$55,849	$35,453	$826	$—	$92,128
__________________________________________________________________________
(a)Vimeo has excluded $1.9 million in unrecognized tax benefits and related interest, if applicable, from the table above as we were unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
(b)Vimeo leases office space under various operating leases, the majority of which contain escalation clauses. Vimeo is also committed to pay a portion of the related operating expenses under certain lease agreements. These operating expenses are not included in the table above.
(c)Purchase obligations principally consist of payments for various cloud computing contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk
International revenue accounted for 49% of Vimeo's total revenue for both the three and six months ended June 30, 2021, and 50% and 49% of Vimeo's total revenue for the three and six months ended June 30, 2020, respectively, and is based upon the location of the customer. Vimeo's self-serve subscription plans are priced in local currency for international customers and Vimeo's enterprise subscription plans are priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange gains of $0.1 million and losses of less than $0.1 million for the three and six months ended June 30, 2021, respectively, and losses of $0.2 million for both the three and six months ended June 30, 2020, respectively.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Vimeo monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, Vimeo modifies and refines its internal processes as conditions warrant.
Changes in Internal Control Over Financial Reporting
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Vimeo's management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of Vimeo's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that Vimeo's disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, Vimeo’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Note 10 – Contingencies” in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described under the heading "Risk Factors" in our Registration Statement on Form S-1 with the SEC on May 26, 2021. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes from the risk factors previously disclosed in our Registration Statement on Form S-1.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2021.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended June 30, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1	Separation Agreement, by and between IAC/InterActiveCorp and Vimeo, Inc., dated May 24, 2021*	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
3.1	Amended and Restated Certificate of Incorporation of Vimeo, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
3.2	Amended and Restated By-laws of Vimeo, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.1	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.2	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.3	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.4	Vimeo, Inc. 2021 Stock and Annual Incentive Plan †	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.5	Restricted Stock Agreement, dated as of June 7, 2021, by and between Vimeo, Inc. and Joseph M. Levin	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 8, 2021
31.1	Certification of the President pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.**
101.INS	Inline XBRL Instance	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The Company hereby agrees to furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
* * The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
† Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 6, 2021	Vimeo, Inc.

		By:	/s/ Narayan Menon
Narayan Menon
Chief Financial Officer (Principal Financial Officer)