Form 10-Q
period 2021-09-30
Vimeo, Inc.
filed 2021-11-05
CIK 1837686

As filed with the Securities and Exchange Commission on November 5, 2021

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-40420

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 29, 2021, the following shares of the registrant's common stock were outstanding:

Common Stock	155,894,179
Class B common stock	9,399,250
Total	165,293,429

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•the risks inherent in Vimeo's separation from IAC/InterActiveCorp ("IAC"), completed on May 25, 2021,
•the risks that the anticipated benefits from the separation will not be realized,
•changes in the regulatory landscape including, in particular, changes in laws that might increase the liability of online intermediaries for user-generated content,
•reputational damage caused by problematic user content or our decisions to remove (or not remove) it,
•changes in policies implemented by third party platforms upon which we rely for traffic and distribution of mobile apps,
•increased competition in the online video category,
•our ability to convert visitors into uploaders and uploaders into paying subscribers,
•our ability to retain paying subscribers by maintaining and improving our value proposition,
•our ability to provide video storage and streaming in a cost-effective manner,
•our ability to successfully attract enterprise customers,
•our ability to protect sensitive data from unauthorized access,
•the integrity, quality, scalability and redundancy of our systems, technology and infrastructure (and those of third parties with which we do business),
•our ability to successfully operate in and expand into additional international markets,
•our ability to adequately protect our intellectual property rights and not infringe the intellectual property rights of third parties,
•foreign exchange currency rate fluctuations,
•the impact of the COVID-19 pandemic on our business,
•adverse changes in economic conditions,
•the possibility that our historical consolidated and combined results may not be indicative of our future results, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2021	December 31, 2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$340,618	$110,011
Accounts receivable, net	16,649	12,785
Prepaid expenses and other current assets	16,256	7,932
Total current assets	373,523	130,728

Leasehold improvements and equipment, net	3,035	3,321
Goodwill	219,337	219,337
Intangible assets with definite lives, net	6,328	10,854
Other non-current assets	18,243	6,839
TOTAL ASSETS	$620,466	$371,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$13,300	$3,324
Promissory note due on demand—related party	—	44,565
Deferred revenue	168,169	137,436
Accrued expenses and other current liabilities	52,066	47,432
Total current liabilities	233,535	232,757

Long-term debt—related party	—	50,000
Other long-term liabilities	7,606	3,242

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 155,847 shares issued and outstanding at September 30, 2021	1,558	—
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding at September 30, 2021	94	—
Class A Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 83,656 shares issued and outstanding at December 31, 2020	—	837
Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 66,285 shares issued and outstanding at December 31, 2020	—	663
Preferred stock $0.01 par value; 100,000 and 50,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	689,483	366,676
Accumulated deficit	(311,753)	(283,009)
Accumulated other comprehensive loss	(57)	(87)
Total shareholders' equity	379,325	85,080
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$620,466	$371,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Revenue	$100,090	$75,130	$285,558	$199,432
Cost of revenue (exclusive of depreciation shown separately below)	25,189	22,869	75,916	64,126
Gross profit	74,901	52,261	209,642	135,306
Operating expenses:
Research and development expense	26,683	16,476	75,221	48,031
Sales and marketing expense	37,790	25,643	110,107	77,287
General and administrative expense	20,590	10,954	56,616	34,141
Depreciation	297	106	597	266
Amortization of intangibles	1,055	6,613	4,526	12,651
Total operating expenses	86,415	59,792	247,067	172,376
Operating loss	(11,514)	(7,531)	(37,425)	(37,070)
Interest expense	(124)	—	(310)	—
Interest expense–related party	—	(2,160)	(726)	(6,985)
Other (expense) income, net	(64)	89	10,165	(134)
Loss before income taxes	(11,702)	(9,602)	(28,296)	(44,189)
Income tax benefit (provision)	37	(205)	(448)	(654)
Net loss	$(11,665)	$(9,807)	$(28,744)	$(44,843)

Per share information:
Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.18)	$(0.28)

Stock-based compensation expense by function:
Cost of revenue	$159	$26	$348	$51
Research and development expense	3,872	1,317	11,340	2,483
Sales and marketing expense	1,183	210	3,003	540
General and administrative expense	5,720	1,973	15,850	6,483
Total stock-based compensation expense	$10,934	$3,526	$30,541	$9,557

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(11,665)	$(9,807)	$(28,744)	$(44,843)
Other comprehensive income (loss):
Change in foreign currency translation	29	34	30	(17)
Total other comprehensive income (loss)	29	34	30	(17)
Comprehensive loss	$(11,636)	$(9,773)	$(28,714)	$(44,860)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2021
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2021	$1,551	155,065	$94	9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138
Net loss	—	—	—	—	—	—	—	—	—	(11,665)	—	(11,665)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29	29
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,934	—	—	10,934
Amounts related to settlement of equity awards	7	782	—	—	—	—	—	—	882	—	—	889
Balance at September 30, 2021	$1,558	155,847	$94	9,399	$—	—	$—	—	$689,483	$(311,753)	$(57)	$379,325

Balance at December 31, 2020	$—	—	$—	—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(28,744)	—	(28,744)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	30	30
Stock-based compensation expense	—	—	—	—	—	—	—	—	30,541	—	—	30,541
Amounts related to settlement of equity awards	9	995	—	—	1	133	—	—	(7,857)	—	—	(7,847)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance at September 30, 2021	$1,558	155,847	$94	9,399	$—	—	$—	—	$689,483	$(311,753)	$(57)	$379,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2020
(Unaudited)

	Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2020	$750	75,000	$663	66,281	$230,969	$(236,335)	$(283)	$(4,236)
Net loss	—	—	—	—	—	(9,807)	—	(9,807)
Other comprehensive income	—	—	—	—	—	—	34	34
Stock-based compensation expense	—	—	—	—	3,526	—	—	3,526
Amounts related to settlement of equity awards	—	—	—	5	—	—	—	—
Other	—	—	—	—	861	—	—	861
Balance at September 30, 2020	$750	75,000	$663	66,286	$235,356	$(246,142)	$(249)	$(9,622)

Balance at December 31, 2019	$750	75,000	$660	66,021	$223,754	$(201,299)	$(232)	$23,633
Net loss	—	—	—	—	—	(44,843)	—	(44,843)
Other comprehensive loss	—	—	—	—	—	—	(17)	(17)
Stock-based compensation expense	—	—	—	—	9,557	—	—	9,557
Amounts related to settlement of equity awards	—	—	3	265	—	—	—	3
Other	—	—	—	—	2,045	—	—	2,045
Balance at September 30, 2020	$750	75,000	$663	66,286	$235,356	$(246,142)	$(249)	$(9,622)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(28,744)	$(44,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	30,541	9,557
Amortization of intangibles	4,526	12,651
Depreciation	597	266
Provision for credit losses	502	1,546
Gain on the sale of an asset	(10,151)	(288)
Other adjustments, net	442	3,131
Changes in assets and liabilities:
Accounts receivable	(6,690)	(8,723)
Prepaid expenses and other assets	(5,316)	(2,664)
Accounts payable and other liabilities	8,383	1,833
Deferred revenue	33,500	46,621
Net cash provided by operating activities	27,590	19,087
Cash flows from investing activities:
Capital expenditures	(302)	(704)
Proceeds from the sale of an asset	7,862	288
Other, net	—	98
Net cash provided by (used in) investing activities	7,560	(318)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	299,750	—
Principal payments on related-party debt	(94,565)	(35,457)
Proceeds from issuance of related-party debt	—	28,600
Deferred financing costs	(1,440)	—
Withholding taxes paid related to equity awards	(8,942)	(1,132)
Proceeds from exercise of stock options	906	—
Net cash provided by (used in) financing activities	195,709	(7,989)
Total cash provided	230,859	10,780
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(46)	(46)
Net increase in cash and cash equivalents and restricted cash	230,813	10,734
Cash and cash equivalents and restricted cash at beginning of period	110,037	1,963
Cash and cash equivalents and restricted cash at end of period	$340,850	$12,697

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

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the remaining term of the applicable subscription period or expected completion of Vimeo's performance obligation is one year or less. The current and non-current deferred revenue balances at September 30, 2021 were $168.2 million and $1.3 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The current and non-current deferred revenue balances at December 31, 2020 were $137.4 million and $0.8 million, respectively. During the nine months ended September 30, 2021, Vimeo recognized $130.8 million of revenue that was included in the deferred revenue balance at December 31, 2020. During the nine months ended September 30, 2020, Vimeo recognized $80.3 million of revenue that was included in the deferred revenue balance at December 31, 2019.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The current and non-current capitalized costs to obtain a contract with a customer are included in "Prepaid expenses and other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and were $3.3 million and $5.8 million, and $2.7 million and $4.9 million, at September 30, 2021 and December 31, 2020, respectively.
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
For the three months ended September 30, 2021 and 2020, Vimeo recorded an income tax benefit of less than $0.1 million and an income tax provision of $0.2 million, respectively. For the nine months ended September 30, 2021 and 2020, Vimeo recorded an income tax provision of $0.4 million and $0.7 million, respectively. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are the federal and state NOLs. Vimeo has recorded a valuation allowance for its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.

Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.
At September 30, 2021 and December 31, 2020, unrecognized tax benefits were $2.1 million and $1.9 million, respectively. If unrecognized tax benefits at September 30, 2021 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by September 30, 2022.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo is routinely under income tax audits by federal, state, local and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of IAC's federal income tax returns for the years ended December 31, 2013 through 2017, and has begun its audit of the years ended December 31, 2018 through 2019, which includes the operations of Vimeo. The statutes of limitations for the years 2013 through 2017 have been extended to June 30, 2022. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable include unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future.

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
The following tables present Vimeo's financial instruments that are measured at fair value on a recurring basis:

	September 30, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$329,837	$—	$—	$329,837
Time deposits	—	542	—	542
Total	$329,837	$542	$—	$330,379

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 4—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At September 30, 2021, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At September 30, 2021, there were no outstanding borrowings under the Credit Facility.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of foreign currency translation adjustments:

	Three Months Ended September 30,
	2021	2020
	(In thousands)
Balance at July 1	$(86)	$(283)
Other comprehensive income	29	34
Balance at September 30	$(57)	$(249)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at January 1	$(87)	$(232)
Other comprehensive income (loss)	30	(17)
Balance at September 30	$(57)	$(249)
At both September 30, 2021 and 2020, there was no income tax benefit or provision related to accumulated other comprehensive loss.

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
Stock-based compensation expense primarily includes amounts related to the Company’s SARs, including performance-based SARs, RSUs, and Vimeo Restricted Shares (as described further below). The amount of stock-based compensation expense recognized is net of estimated forfeitures, as the expense recorded is based on awards that are ultimately expected to vest. The forfeiture rate is estimated at the grant date based on historical experience and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate. At September 30, 2021, there was $56.8 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding SARs and RSUs which is expected to be recognized over a weighted-average period of 2.3 years. Additionally, there was $84.0 million of unrecognized compensation cost related to the Vimeo Restricted Shares, which is expected to be recognized over the remaining vesting period of 9.1 years. For more information on the impact of the Spin-off and the Vimeo Merger on equity awards refer to "Note 1—The Company and Basis of Presentation."
Stock appreciation rights and stock options
SARs and stock options outstanding at September 30, 2021 and changes during the nine months ended September 30, 2021 were as follows:

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)
Outstanding Vimeo OpCo SARs at December 31, 2020	13,897	$6.42
Granted	63	35.35
Exercised	(305)	5.52
Forfeited	(178)	6.56
Outstanding Vimeo OpCo SARs prior to Spin-off	13,477	6.57

Outstanding Vimeo SARs after Spin-off (a)	13,686	6.49
Conversion of Vested IAC Stock Options (b)	6,201	4.33
Exercised	(1,208)	5.20
Forfeited	(55)	6.75
Outstanding Vimeo SARs and Stock Options at September 30, 2021	18,624	5.85	6.3	$438,026
Exercisable Vimeo SARs and Stock Options at September 30, 2021	13,571	$5.23	5.6	$327,581
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Restricted stock units

RSUs outstanding at September 30, 2021 and changes during the nine months ended September 30, 2021 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested Vimeo OpCo RSUs at December 31, 2020	88	$17.33
Granted	1,734	35.35
Forfeited	(5)	35.35
Unvested Vimeo OpCo RSUs prior to Spin-off	1,817	34.48

Unvested Vimeo RSUs after Spin-off (a)	1,844	34.70
Granted	354	42.17
Forfeited	(21)	$38.54
Unvested Vimeo RSUs at September 30, 2021	2,177	$35.88
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
Modification
In connection with the Spin-off and Vimeo Merger, the Company modified certain equity awards resulting in a modification charge of $14.0 million, of which $1.7 million and $8.7 million was recognized as stock-based compensation expense in the three and nine months ended September 30, 2021. The remaining charge is expected to be recognized over the vesting period of the modified awards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—LOSS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. The Vimeo Restricted Shares are participating securities because these shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. No allocation of undistributed losses was made for the three and nine months ended September 30, 2021 as the Vimeo Restricted Shares do not participate in losses of the Company.
The following table sets forth the computation of basic and diluted loss per share attributable to common shareholders.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(11,665)	$(9,807)	$(28,744)	$(44,843)
Denominator: (a) (b) (c)
Denominator for loss per share—weighted average shares	160,064	159,381	159,624	159,381

Loss per share attributable to common stock shareholders:
Loss per share	$(0.07)	$(0.06)	$(0.18)	$(0.28)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at September 30, 2021 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of the conditions described in "Note 7—Stock-Based Compensation."
(b)    For the three and nine months ended September 30, 2021, approximately 25.7 million potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.
(c)    Weighted average basic and dilutive shares outstanding for the three and nine months ended September 30, 2020 reflect Vimeo's outstanding shares immediately after the completion of the Spin-off as described in "Note 1—The Company and Basis of Presentation."

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows:

	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$340,618	$110,011	$12,506	$1,939
Restricted cash included in other current assets	232	26	191	24
Total cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$340,850	$110,037	$12,697	$1,963
Restricted cash at September 30, 2021 and 2020 primarily consisted of a deposit related to a lease.
Restricted cash at December 31, 2020 and 2019 primarily consisted of a deposit related to corporate credit cards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The following table presents the changes in the allowance for credit losses for the nine months ended September 30, 2021 and 2020, respectively:

	2021	2020
	(In thousands)
Balance at January 1	$476	$273
Current period provision for credit losses	502	1,546
Write-offs charged against the allowance	(916)	(688)
Recoveries collected	432	14
Balance at September 30	$494	$1,145
Accumulated Amortization and Depreciation
The following table provides the accumulated amortization and depreciation within the accompanying consolidated balance sheet:

Asset Category	September 30, 2021	December 31, 2020
	(In thousands)
Right-of-use assets included in other non-current assets	$6,872	$4,727
Leasehold improvements and equipment	$1,272	$712
Intangible assets with definite lives	$38,372	$33,846
Other (expense) income, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Other (expense) income, net	$(64)	$89	$10,165	$(134)

Other (expense) income, net generally relates to net foreign exchange gains and losses. For the three and nine months ended September 30, 2021, Other (expense) income, net also included a loss of $0.1 million and a net gain of $10.2 million, respectively, related to the sale of Vimeo’s retained interest in its former hardware business. For the three and nine months ended September 30, 2020, Other (expense) income, net also included a gain of $0.3 million related to the sale of an asset.
Vimeo previously sold live streaming devices and accessories through its hardware business. Vimeo retained an interest in its former hardware business after it sold a majority stake on March 29, 2019 that provided it with rights to participate in and receive distributions in the event of positive cash flows or proceeds should there be another sale of the business. In the first quarter of 2021, the former hardware business, inclusive of Vimeo's retained interest, was sold in exchange for cash consideration which includes amounts held in escrow. Vimeo may receive additional consideration based on the revenue of its former hardware business relative to established targets through December 31, 2021. Such amounts will be recognized as income only if, and at the point in time, any additional consideration is received, or when it becomes probable that additional consideration will be received.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States is the only country for which revenue was greater than 10% of Vimeo's total revenue for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Revenue:
United States	$50,231	$37,535	$144,946	$101,004
All other countries	49,859	37,595	140,612	98,428
Total	$100,090	$75,130	$285,558	$199,432
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at September 30, 2021 and December 31, 2020 relate to "Leasehold improvements and equipment, net."

	September 30, 2021	December 31, 2020
	(In thousands)
Leasehold improvements and equipment, net:
United States	$2,057	$2,549
All other countries	978	772
Total	$3,035	$3,321
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs’ state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit’s judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability the assertion that Vimeo had “red flag” knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court’s other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation.

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Vimeo moved to compel arbitration of the case. On June 1, 2020, the district court denied Vimeo’s motion. On June 18, 2020, Vimeo filed an appeal to the U.S. Court of Appeals for the Seventh Circuit. On June 23, 2020, the district court administratively closed the case pending appeal. On August 25, 2021, Vimeo filed its opening appeal brief.

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
Through the end of 2021, Vimeo will continue to (i) participate in IAC's health and welfare benefit plans, (ii) obtain certain services through contracts that are held in IAC's name, for which Vimeo reimburses IAC and (iii) obtain from IAC (or provide to) certain corporate support services. The total related charges for the three and nine months ended September 30, 2021 and September 30, 2020 were $3.2 million and $9.1 million, and $2.4 million and $7.3 million, respectively. At September 30, 2021, Vimeo had a current payable due to IAC of $1.4 million, which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in October 2021. At December 31, 2020, there was no amount due to IAC.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space we occupy in IAC's headquarters building. At September 30, 2021 Vimeo had a current lease liability of $4.2 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $2.9 million included in "Other long-term liabilities" in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the same space. The total rent expense for the three and nine months ended September 30, 2021 and September 30, 2020 was $1.1 million and $3.0 million, and $0.9 million and $2.9 million, respectively.
For periods prior to the Spin-off, Vimeo’s consolidated statement of operations includes allocations of costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue. Allocated costs were $1.0 million for the nine months ended September 30, 2021. There were no such costs allocated by IAC in the three months ended September 30, 2021. Allocated costs were $1.1 million and $4.7 million for the three and nine months ended September 30, 2020. These allocations are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Debt—Related Party
The following table presents the carrying value and the estimated fair value of debt—related party, which is measured at fair value only for disclosure purposes:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Promissory note due on demand—related party	$—	$—	$44,565	$44,565
Promissory note due May 2, 2023—related party	—	—	50,000	54,545
Total debt—related party	$—	$—	$94,565	$99,110
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
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and nine months ended September 30, 2021 included in "Item 1—Consolidated Financial Statements."
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
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility that expires on February 12, 2026. At September 30, 2021, there were no outstanding borrowings under the Credit Facility.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020.

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

Results of Operations for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020
The following table sets forth our results of operations for the periods presented as a percentage of our revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	25	30	27	32
Gross profit	75	70	73	68
Operating expenses:
Research and development expense	27	22	26	24
Sales and marketing expense	38	34	39	39
General and administrative expense	21	15	20	17
Depreciation	—	—	—	—
Amortization of intangibles	1	9	2	6
Total operating expenses	86	80	87	86
Operating loss	(12)	(10)	(13)	(19)
Interest expense	—	—	—	—
Interest expense–related party	—	(3)	—	(4)
Other (expense) income, net	—	—	4	—
Loss before income taxes	(12)	(13)	(10)	(22)
Income tax benefit (provision)	—	—	—	—
Net loss	(12)%	(13)%	(10)%	(22)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands, except ARPU)
Revenue	$100,090	$75,130	$24,960	33%	$285,558	$199,432	$86,126	43%

Operating metrics
Subscribers (in thousands)	1,661	1,460	201	14%	1,661	1,460	201	14%
Average Subscribers (in thousands)	1,644	1,427	217	15%	1,595	1,346	249	19%
ARPU (in whole dollars)	$242	$209	$33	15%	$239	$198	$41	21%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Revenue increased $25.0 million, or 33%, driven primarily by a 15% increase in Average Subscribers and a 15% increase in ARPU. The growth in Average Subscribers was due to the increase in customers as individuals, businesses and organizations continued to accelerate their adoption of video to communicate with their customers and employees.
ARPU increased primarily due to the growth in enterprise subscribers, for which average annual contract values are much greater than self-serve subscribers. Additionally, a greater percentage of both new and existing self-serve subscribers purchased, on average, higher-priced offerings that include features such as additional storage and bandwidth.

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Revenue increased $86.1 million, or 43%, driven primarily by a 19% increase in Average Subscribers and a 21% increase in ARPU. The growth in Average Subscribers was due to the increase in customers as individuals, businesses and organizations accelerated their adoption of video to communicate with their customers and employees due, in part, to the effects of the COVID-19 pandemic.
ARPU increased due to the factors described above in the three-month discussion.
Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$25,189	$22,869	$2,320	10%	$75,916	$64,126	$11,790	18%
Gross profit	$74,901	$52,261	$22,640	43%	$209,642	$135,306	$74,336	55%
Gross margin	75%	70%			73%	68%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Cost of revenue increased $2.3 million, or 10%, due primarily to increases of $1.0 million in hosting fees, $1.0 million in credit card processing fees and in-app purchase fees, and $0.6 million in compensation expense. The increase in hosting fees was due to the increase in Average Subscribers, partially offset by cost optimization initiatives. The increase in credit card processing fees and in-app purchase fees was due primarily to the increase in Average Subscribers.
Gross margin increased due to revenue growth as well as cost optimization initiatives for hosting, which decreased as a percentage of revenue.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Cost of revenue increased $11.8 million, or 18%, due primarily to increases of $5.8 million in hosting fees, $4.6 million in credit card processing fees and in-app purchase fees, and $1.2 million in compensation expense. The increase in credit card processing fees and in-app purchase fees was due primarily to the increase in Average Subscribers and growth in on-demand content transactions. The increase in hosting fees was due to the factors described above in the three-month discussion.
Gross margin increased due to the factors described above in the three-month discussion.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Research and development expense	$26,683	$16,476	$10,207	62%	$75,221	$48,031	$27,190	57%
Sales and marketing expense	37,790	25,643	12,147	47%	110,107	77,287	32,820	42%
General and administrative expense	20,590	10,954	9,636	88%	56,616	34,141	22,475	66%
Depreciation	297	106	191	180%	597	266	331	124%
Amortization of intangibles	1,055	6,613	(5,558)	(84)%	4,526	12,651	(8,125)	(64)%
Total operating expenses	$86,415	$59,792	$26,623	45%	$247,067	$172,376	$74,691	43%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Research and development expense increased $10.2 million, or 62%, due primarily to increased investment in products. The increased investment included $8.9 million in compensation expense (including an increase of $2.6 million in stock-based compensation expense) and $0.8 million in software license and maintenance costs. The increase in compensation expense was primarily due to increased headcount and the issuance of new equity awards in 2021.
Sales and marketing expense increased $12.1 million, or 47%, due primarily to increases of $6.7 million in compensation expense (including an increase of $1.0 million in stock-based compensation expense) and $4.6 million in advertising costs. The increase in compensation expense was primarily due to growth in the enterprise sales force and the issuance of new equity awards in 2021.
General and administrative expense increased $9.6 million, or 88%, due primarily to increases of $6.1 million in compensation expense (including an increase of $3.7 million in stock-based compensation expense) and $1.9 million in professional fees. The increase in compensation expense was primarily due to increased headcount and the issuance of new equity awards in 2021 (including the Vimeo Restricted Shares as described in "Note 7—Stock-Based Compensation"). The increase in professional fees was primarily due to third party recruiting services and consulting costs associated with the implementation of new enterprise systems, partially offset by a decrease in costs associated with the Spin-off.
Depreciation increased $0.2 million, or 180%, due primarily to the reduction in the estimated useful life of certain leasehold improvements.
Amortization of intangibles decreased $5.6 million, or 84%, due primarily to certain intangibles that were fully amortized in the second half of 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Research and development expense increased $27.2 million, or 57%, due primarily to increased investment in products. The increased investment included $23.1 million in compensation expense (including an increase of $8.9 million in stock-based compensation expense), $1.8 million in software license and maintenance costs, and $1.7 million in consulting costs. The increase in compensation expense was primarily due to increased headcount, the issuance of new equity awards in 2021, and the modification of certain equity awards in connection with the Spin-off and Vimeo Merger.
Sales and marketing expense increased $32.8 million, or 42%, due primarily to increases of $15.9 million in advertising costs and $14.9 million in compensation expense (including an increase of $2.5 million in stock-based compensation expense). The increase in compensation expense was due to the factors described above in the three-month discussion.
General and administrative expense increased $22.5 million, or 66%, due primarily to increases of $14.1 million in compensation expense (including an increase of $9.4 million in stock-based compensation expense) and $7.4 million in professional fees. The increase in compensation expense was due to increased headcount, the issuance of new equity awards in 2021 (including the Vimeo Restricted Shares as described in "Note 7—Stock-Based Compensation"), and the modification of certain equity awards in connection with the Spin-off and Vimeo Merger. The increase in professional fees was primarily due to consulting costs associated with the implementation of new enterprise systems and third party recruiting services.
Depreciation increased $0.3 million, or 124%, due primarily to the reduction in the estimated useful life of certain leasehold improvements.
Amortization of intangibles decreased $8.1 million, or 64%, due primarily to certain intangibles that were fully amortized in the second half of 2020.
Operating loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Operating loss	$(11,514)	$(7,531)	$(3,983)	(53)%	$(37,425)	$(37,070)	$(355)	(1)%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020

Operating loss increased $4.0 million or 53%, due to an increase in operating expenses of $26.6 million, partially offset by an increase in gross profit of $22.6 million. The increase in operating expenses was due primarily to increases in compensation expense of $21.8 million (including stock-based compensation of $7.3 million), advertising costs of $4.6 million, professional fees of $2.3 million and software license and maintenance costs of $2.0 million, partially offset by a decrease in amortization of intangibles of $5.6 million. The increase in gross profit was due to higher revenue and improved gross margin (75% in 2021 compared to 70% in 2020).
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Operating loss increased $0.4 million or 1%, due to an increase in operating expenses of $74.7 million, partially offset by an increase in gross profit of $74.3 million. The increase in operating expenses was due primarily to increases in compensation expense of $52.1 million (including stock-based compensation of $20.7 million), advertising costs of $15.9 million, professional fees of $10.1 million, and software license and maintenance costs of $4.2 million, partially offset by a decrease in amortization of intangibles of $8.1 million. The increase in gross profit was due to higher revenue and improved gross margin (73% in 2021 compared to 68% in 2020).

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Adjusted EBITDA	$772	$2,714	$(1,942)	(72)%	$(1,761)	$(14,596)	$12,835	88%
As a percentage of revenue	1%	4%			(1)%	(7)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020
Adjusted EBITDA decreased $1.9 million to $0.8 million, due primarily to increases in compensation expense, advertising costs, professional fees, and software license and maintenance costs, partially offset by higher revenue and improved gross margin.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
Adjusted EBITDA increased $12.8 million to $1.8 million of a loss, due primarily to higher revenue and improved gross margin, partially offset by increases in compensation expense, advertising costs, professional fees, and software license and maintenance costs.
Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(124)	$—	$(124)	NM	$(310)	$—	$(310)	NM
Interest expense–related party	$—	$(2,160)	$2,160	NM	$(726)	$(6,985)	$6,259	90%
Other (expense) income, net	$(64)	$89	$(153)	NM	$10,165	$(134)	$10,299	NM
Interest expense relates to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021.
Interest expense–related party relates to interest expense charged by IAC and its subsidiaries on the related party notes. The notes were repaid to IAC in January 2021.

Other (expense) income, net generally relates to net foreign exchange gains and losses. For the three and nine months ended September 30, 2021, Other (expense) income, net also included a loss of $0.1 million and a net gain of $10.2 million, respectively, related to the sale of Vimeo’s retained interest in its former hardware business. For the three and nine months ended September 30, 2020, Other (expense) income, net also included a gain of $0.3 million related to the sale of an asset.
Income tax benefit (provision)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(Dollars in thousands)
Income tax benefit (provision)	$37	$(205)	$242	NM	$(448)	$(654)	$206	(31)%
Effective income tax rate	—%	NM			NM	NM
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
Income tax benefit (provision) relates to international and state taxes for jurisdictions in which Vimeo conducts business. For both the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, the decrease in income tax provision is driven by a net decrease in international tax accruals.

PRINCIPLES OF FINANCIAL REPORTING
Vimeo has provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that use of this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing Vimeo's financial results with other companies in its industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is the metric on which our internal budgets are based and also the metric by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. Vimeo endeavors to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets and impairments of goodwill and intangible assets, if applicable, and (ii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The following table reconciles net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net loss	$(11,665)	$(9,807)	$(28,744)	$(44,843)
Add back:
Income tax (benefit) provision	(37)	205	448	654
Other expense (income) , net	64	(89)	(10,165)	134
Interest expense–related party	—	2,160	726	6,985
Interest expense	124	—	310	—
Operating loss	(11,514)	(7,531)	(37,425)	(37,070)
Add back:
Stock-based compensation expense	10,934	3,526	30,541	9,557
Depreciation	297	106	597	266
Amortization of intangibles	1,055	6,613	4,526	12,651
Adjusted EBITDA	$772	$2,714	$(1,761)	$(14,596)
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
Gains and losses recognized on changes in the fair value of contingent consideration arrangements are accounting adjustments to report contingent consideration liabilities at fair value. These adjustments can be highly variable and are excluded from our assessment of performance because they are considered non-operational in nature and, therefore, are not indicative of current or future performance or the ongoing cost of doing business.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents:
United States	$338,136	$107,018
All other countries	2,482	2,993
Total cash and cash equivalents	$340,618	$110,011

Debt—related party:
Promissory notes due on demand—related party	$—	$44,565
Promissory note due May 2, 2023—related party	—	50,000
Total debt—related party	$—	$94,565
Vimeo's international cash can be repatriated without significant tax consequences.
For a detailed description of Debt, see "Note 4—Revolving Credit Facility" and "Note 11—Related Party Transactions" to the consolidated financial statements included in "Item 1. Consolidated Financial Statements."
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Net cash provided by (used in)
Operating activities	$27,590	$19,087
Investing activities	$7,560	$(318)
Financing activities	$195,709	$(7,989)
Net cash provided by operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, amortization of intangibles, depreciation, provision for credit losses and the gain related to the sale of Vimeo's retained interest in its former hardware business.
2021
Adjustments to net loss consist primarily of $30.5 million of stock-based compensation expense, a $10.2 million net gain related to the sale of Vimeo's retained interest in its former hardware business, and $4.5 million of amortization of intangibles. The increase from changes in working capital primarily consists of increases in deferred revenue of $33.5 million and accounts payable and other liabilities of $8.4 million, partially offset by increases in accounts receivable of $6.7 million and prepaid expenses and other assets of $5.3 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to the timing of invoice payments and an increase in accrued consulting costs, partially offset by the payment of related-party accrued interest. The increase in accounts receivable was primarily due to timing of cash receipts and growth in customers. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid software license and maintenance costs and insurance.
Net cash provided by investing activities includes proceeds of $7.9 million related to the sale of Vimeo's retained interest in its former hardware business.
Net cash provided by financing activities includes $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A common stock and $0.9 million of proceeds from the exercise of stock options, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of equity awards of $8.9 million, and $1.4 million of deferred financing costs related to the Credit Facility.

2020
Adjustments to net loss consist primarily of $12.7 million of amortization of intangibles, $9.6 million of stock-based compensation expense, and $1.5 million of provision for credit losses. The increase from changes in working capital primarily consists of an increase in deferred revenue of $46.6 million, partially offset by an increase in accounts receivable of $8.7 million. The increase in deferred revenue was primarily due to growth in sales of annual subscriptions. The increase in accounts receivable was primarily related to growth in customers due, in part, to the effects of the COVID-19 pandemic and the timing of cash receipts.
Net cash used in investing activities includes capital expenditures of $0.7 million, primarily related to leasehold improvements, partially offset by $0.3 million in proceeds from the sale of an asset.
Net cash used in financing activities includes repayment of related-party debt of $35.5 million and $1.1 million of withholding taxes paid related to the exercise of equity awards, partially offset by $28.6 million of proceeds from the issuance of related-party debt.
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
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At September 30, 2021 the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily dollar amount of the available revolving commitment, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At September 30, 2021, there were no outstanding borrowings under the Credit Facility.
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
Liquidity Assessment
At September 30, 2021, Vimeo had approximately $340.6 million in cash and cash equivalents and no debt. At September 30, 2021, approximately 86% of Vimeo’s subscribers were on annual subscription plans.
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

CONTRACTUAL OBLIGATIONS
AS OF SEPTEMBER 30, 2021

	Payments Due by Period
Contractual Obligations(a)	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years	Total
	(In thousands)
Operating leases(b)	$3,867	$1,455	$692	$—	$6,014
Purchase obligations(c)	58,479	21,484	—	—	79,963
Total contractual obligations	$62,346	$22,939	$692	$—	$85,977
__________________________________________________________________________
(a)Vimeo has excluded $2.1 million in unrecognized tax benefits and related interest, if applicable, from the table above as we were unable to make a reasonably reliable estimate of the period in which these liabilities might be paid. For additional information on income taxes, see "Note 2—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
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
International revenue, which is based upon the location of the customer, accounted for 50% and 49% of Vimeo's total revenue for the three and nine months ended September 30, 2021, respectively, and 50% and 49% of Vimeo's total revenue for the three and nine months ended September 30, 2020, respectively. Vimeo's self-serve subscription plans are priced in local currency for international customers and Vimeo's enterprise subscription plans are priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange losses of less than $0.1 million for both the three and nine months ended September 30, 2021, respectively, and losses of $0.2 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2021.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended September 30, 2021.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1	Extension Request Pursuant to Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of August 26, 2021	Filed herewith.
31.1	Certification of the President pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed herewith.
32.1	Certification of the President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*	Filed herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
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

Dated:	November 5, 2021	Vimeo, Inc.

		By:	/s/ Narayan Menon
Narayan Menon
Chief Financial Officer (Principal Financial Officer)