Form 10-K
period 2021-12-31
Vimeo, Inc.
filed 2022-03-01
CIK 1837686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40420

VIMEO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)
85-4334195
(I.R.S. Employer
Identification Number)
555 West 18th Street
New York, New York 10011
(Address of principal executive offices, including Zip Code)
(212) 314-7300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	VMEO	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by a check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
						Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of shares of Vimeo common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2021) was approximately $7.3 billion. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2022, the following shares of the registrant’s common stock were outstanding:

Common Stock	156,794,851
Class B common stock	9,399,250
Total	166,194,101

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "may, "could," "should," "would," "anticipates," "estimates," "expects," "plans," "projects," "forecasts," "intends," "targets," "seeks" and "believes," as well as variations of these words, among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to Vimeo’s future results of operations and financial condition, business strategy, and plans and objectives of management for future operations.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•our limited operating history as a pure software-as-a-service (“SaaS”) company and our limited history of selling such plans on a sales-assisted basis,
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may need additional funding as we continue to invest in research and development and expand internationally,
•we may not have the right product/market fit,
•we may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly, our success depends on our ability to reach customers and acquire subscribers through digital app stores
•our business involves hosting large quantities of user content,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•the impact of the COVID-19 pandemic on our business,
•we have been the target of cyberattacks by malicious actors, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements.
ii

PART I
Item 1. Business

For the purpose of the following business description about Vimeo, “we,” “our” or “us” refers to Vimeo.com, Inc. (formerly known as Vimeo, Inc.) with respect to periods prior to the completion of the Spin-off and to Vimeo, Inc. (formerly known as Vimeo Holdings, Inc.) with respect to periods following the completion of the Spin-off.

Overview

Our mission
Our mission is to enable professional-quality video for all.
We believe that we can empower every professional, team and organization to use video, with tools that are far easier and more effective than ever before.
Who we are
We are the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service (“SaaS”) model.
We provide a single turnkey solution to create, collaborate and communicate with video. Businesses face significant barriers to use video today, including time, cost, lack of technical expertise and the need to pay for and manage multiple software vendors. Our cloud-based software eliminates these barriers and solves essential video needs, including:
•Creation: Record, produce, edit and stream videos, for both live and on-demand viewing.
•Collaboration: Share videos privately with clients and teams, review and comment on work-in-progress videos and manage team access and permissions.
•Distribution: Share videos publicly, including: publishing on a website, blog, marketplace or social media platform, broadcasting through a secure corporate portal, or building a branded video destination or storefront.
•Hosting: Organize and manage a central video library across users and teams, in one centralized location.
•Marketing: Use video to engage customers.
•Monetization: Monetize video through a subscription fee, pay-per-view model or third-party advertising, across devices, currencies and payment methods.
•Analytics: Measure video performance across platforms, including tracking viewer engagement and drop-off rates, sources of traffic and customer leads.
We serve a growing community of over 260 million registered users (those users who have created an account with us using an email address) in over 190 countries. Our users include creative professionals, small businesses, marketers, agencies, schools, nonprofits and large organizations. They range from the Emmy-nominated animator working on her next short, to the beauty entrepreneur creating videos for Instagram and her Shopify store, to the Fortune 500 company live streaming town halls and remotely training sales associates at stores around the world.
We operate at a significant scale. As of December 31, 2021, our video player was embedded on millions of websites and is powering billions of views a month, with more than 300,000 new videos being uploaded to our platform each day. Our brand is well known and highly regarded, and most of our new users find us organically. We are also regarded as an industry leader in video technology, having set new standards in adopting higher resolutions, advanced imaging and audio protocols, new video compression formats and intelligent streaming algorithms.
Businesses need video
In the past decade, video has gone from a form of entertainment to the most engaging and effective medium to communicate ideas, build brands, promote products and connect with each other. This is because video is a far richer and more expressive medium than text or static images. As consumers spend more time online and as workforces become more distributed, businesses need to keep pace with their customers and employees, who increasingly expect to consume engaging video content.
Yet for too many businesses, professional-quality video remains out of reach due to lack of time, budget and expertise. For example:
•the average professionally-produced video takes weeks to make and costs thousands of dollars, but has a shelf life on social media of just a few days. Simply shooting content on one’s phone won’t produce a high-quality product demo, brand video or Facebook ad given the need to edit and stitch together multiple shots and add branding, music, voice-over and motion graphics.

•collaborating on video projects is inefficient and full of friction, often requiring multiple pieces of software, shared passwords, expensive licenses and wasted time sharing feedback in back-and-forth email chains.
•producing a live event typically requires expensive hardware and a professional production team. Even the largest companies struggle today to make their town halls, conferences, webinars and training programs high-quality and engaging.
•companies lack a centralized, secure video library where all their videos are intuitively organized and easily searchable. They also lack robust and centralized video analytics to measure the return on their video investment across platforms and teams.
Vimeo solves essential video needs
We offer a SaaS solution that spans the full breadth of a business’s video needs. Our cloud-based software enables users to create, collaborate and communicate with video, eliminating the need to pay for multiple software providers and removing the barriers of time, budget and technical expertise for a wide range of use cases. For example:
•a global company can integrate video across all of its corporate communications, from town halls and training to virtual conferences and product launches;
•any employee in an organization can live stream engaging events, whether to market a product, host a town hall with employees or educate customers;
•a flower shop owner can promote their store re-opening on social media with professional-looking videos they create on their phone in a few clicks;
•a fitness studio can launch its own video channel to stream classes in TV-quality in a matter of minutes; and
•a freelancer or creative agency can showcase their portfolio, collaborate with clients and deliver projects securely, all from a single account.
Trends in Our Favor
We believe that we are witnessing the rapid proliferation of video into every aspect of business communication. We expect many more businesses to require video in the future, aided by the following secular trends:
•Consumers expect engaging video. Consumers increasingly expect engaging and real-time video from both brands and employers. We expect the marked growth of self-produced video on social media platforms to put more pressure on businesses to produce professional-quality videos for these platforms as well. At work, employees are increasingly driving IT modernization as they demand the latest technologies from their personal lives in their workplace.
•Video works better than image and text. Video is the most engaging medium. A 2018 analysis by Twitter showed that social media posts with video attract 10 times more engagement than those without, and a 2018 analysis by LinkedIn showed that videos are shared 20 times more often than other content formats. A 2020 study on advertising by Amazon shows that video increases clicks, conversion rates and visitor time-on-site, which can assist with both driving traffic and search engine optimization (SEO).
•The nature of work is changing, and organizations must adapt. As workforces become more distributed and teams rely more on software to interact with their colleagues, video has become a critical tool to increase employee engagement, productivity and retention. A 2020 study completed by GlobalWebIndex for Vimeo shows that employees at companies that use video are 75% more likely to rate employee engagement highly and 72% more likely to rate productivity highly. Beyond distributed teams, the COVID-19 pandemic has likely ignited a permanent trend towards workplace flexibility.
•Video is broadly distributed. In the past, online video was primarily viewed on desktop computers that required a physical high-speed Internet connection. Today, mobile phones and tablets enable high-definition video recording and playback, 5G network coverage is expanding, and connected TVs have made their way to many households. With consumers spending an average of over six hours a day watching online video content (based upon 2020 data from Nielsen), we expect more viewing surfaces to emerge in the future, from emerging platforms to virtual reality headsets to augmented reality devices to self-driving cars. As audiences engage on more devices, businesses will increasingly need a central hub to publish video across these platforms.
Our Market Opportunity
Target customers
Our target customers include small-to-midsize businesses (SMBs), larger enterprises, marketers, agencies and creative professionals.
We believe that anyone who produces video content, markets to customers, works with distributed teams or hosts in-person experiences is a potential Vimeo user. We further believe that once our users begin to experience the benefits of our platform, they tend to greatly expand their use of video internally and externally. As a result, we expect that use of our platform will increase the broader market penetration of video across all customer types and use cases.
Geographic market
Our market is global. Our products are used by customers in over 190 countries.
Total addressable market
Based on our internal data, in 2021 we estimated our total addressable market to be approximately $40 billion, growing to $70 billion in 2024. While our opportunity includes a range of customer types, we believe the largest market segments are:
•Small-to-midsize businesses (SMBs) who use video for marketing to consumers. IDC estimates the number of global SMBs to be 348 million. We estimate that there is an approximately $20 billion market of SMBs willing to pay for video software, aided by the growing need for brands of all sizes to reach their customers on social media and increase engagement on their websites and marketplaces. We expect this market to grow to approximately $25 billion in 2024.
•Enterprises who use video for internal and external communications. CapIQ estimates that there are more than one million global enterprises with annual revenues above $10 million. We believe every one of these organizations will look to use video, and that as our product portfolio expands to cover more use cases, departments and employees within the enterprise, we can materially expand both our footprint and contract value. We estimate the addressable market for enterprises to be currently at approximately $20 billion and expect it to grow to approximately $45 billion in 2024.
Our Business Model and Services
We earn revenue primarily through a SaaS business model, selling subscriptions to our cloud-based software on an annual or monthly basis. We employ a “freemium” pricing strategy, offering free membership and access to our video tools alongside paid subscription plans for advanced video capabilities. As of December 31, 2021, over 95% of our subscribers purchased plans without ever speaking to customer support or going through a salesperson.
Basic (free) memberships
Anyone can access a basic (free) membership to Vimeo by signing up with an email address. With a basic membership, users can create, record, upload and share videos through our website and native apps for free. Our free users are subject to weekly and total caps on uploaded videos, and do not have access to advanced video capabilities such as live streaming or the ability to add team members. We provide opportunities to upgrade to a paid subscription at natural points in the user’s experience, such as when a free user nears or hits an uploaded video cap. We also highlight the advanced video capabilities of our subscription plans natively within our free user product experience.
Self-serve subscription plans
We offer paid subscription plans on a “self-serve” basis, meaning that users can sign up directly through our website or apps and pay subscription fees with a credit card or an in-app purchase mechanism. We charge fees that typically range from $7 per month to $900 per year for features that vary depending on the plan type. These features include video creation, collaboration, distribution, hosting, marketing, monetization and analytics. We also offer the ability to add multiple team members to our higher-priced plans. As of December 31, 2021, nearly 15% of our subscribers had added team members.
Sales-assisted subscription plans
We sell subscription plans through our sales force. These "sales-assisted" plans provide additional features beyond our self-serve plans, plus options for dedicated support, account management, service level agreements and professional live event services. Our sales-assisted contracts range from thousands to hundreds of thousands of dollars per year, and for the quarter ended December 31, 2021, nearly 80% of our new sales-assisted contracts came from customers who were existing free users or self-serve subscribers first. As of December 31, 2021, sales-assisted customers represented 30% of our revenue. Our sales-assisted plans include:
•Vimeo Enterprise: Vimeo’s video offering for large organizations that includes intuitive tools to record and upload content, secure live streaming of events, a corporate video library, webinar functionality, single-sign-on support, content delivery network optimization to improve quality-of-service in corporate networks, robust analytics, and the ability to use our technology on a white-label basis (so that a company’s own branding is featured instead of Vimeo’s).
•Vimeo OTT: an over-the-top (OTT) video monetization solution that allows customers to launch and run their own video streaming channel directly to their audience through a branded web portal, mobile apps and Internet-enabled TV apps. Our customers have a direct relationship with the end viewers of their content, and we handle everything from app development to billing to customer support. Customers may offer their videos on a subscription basis, an à la carte basis, an ad-supported basis or for free.
•Vimeo Custom: plans optimized for high-volume users, e.g., plans that offer significantly higher storage or bandwidth.

Sales and Marketing
We acquire subscribers primarily through: (1) conversion of free users to subscribers through organic efforts, including word-of-mouth referrals and in-product messaging; (2) acquisition of subscribers through marketing spend, primarily through digital media channels; (3) our sales force (for sales-assisted customers); and (4) acquisition of subscribers through third party partnerships and integrations.
Key Benefits to Customers
We believe that our solutions provide the following benefits to our customers:
•Centralized video solution. We provide an integrated video software solution that enables video creation, hosting, distribution and measurement in one interface. Our platform eliminates the need to purchase and manage multiple software providers for editing, storage, publishing and analytics.
•Scalable, reliable video delivery. Our video player delivers a best-in-class playback and live streaming experience for audiences of all sizes, and we optimize video delivery across devices, geographies, bandwidth and network performance. Our technology enables streaming of high dynamic range (HDR) video in up to 8K resolution, and is built to scale with organizations as their needs advance.
•Easy to use. We provide a self-serve and intuitive interface that can be easily navigated by even first-time users. The vast majority of our users never speak to a customer support agent or salesperson. Our platform removes the need for video-specific expertise and high-touch user support and troubleshooting.
•Fast setup, no hardware required. Our cloud-based software runs natively on desktop and mobile devices without requiring any specialized hardware or need to download third-party software.
•Attractive return on investment. We provide the advanced capabilities of a live TV studio (on-screen graphics, video switching, audio mixing, audience Q&A and polls) and sophisticated marketing tools (branding customization, in-video calls-to-action, email capture and cross-platform distribution) at an accessible price point. For large organizations, switching to our platform reduces the time and cost associated with expensive on-premises infrastructure and continual maintenance.
•Fully branded, customizable experience. We enable subscribers to fully customize the video player experience and exercise complete control over their content and who sees it. We also enable subscribers to build branded video channels, destinations and storefronts off Vimeo, so they can directly own the relationship with their viewers.
•Interoperable and integrated. Vimeo integrates with cloud-based software applications such as Shopify, GoDaddy, Dropbox, Google, Slack, Adobe, Mailchimp, HubSpot, Asana and Figma. We also have an ecosystem of distribution partners where we enable native publishing of videos, including Facebook, YouTube, LinkedIn, Twitter, Pinterest and TikTok.
•Developer-friendly. We enable anyone to build on top of our platform. Our flexible video APIs (application programming interfaces) allow external developers and engineering teams to build their own applications using our technology.
•Robust customer support. We offer 24/7/365 support globally, through live chat, email, telephone and video. For the year ended December 31, 2021, our customer support team achieved a customer satisfaction score (CSAT) of over 90%. We are committed to providing our users with best-in-class support, as we believe this is a critical driver of our ability to build long-term relationships with them.
Our Growth Strategy
We focus on the following areas to drive our growth:
•Grow our free user base: Our adoption is driven by a virtuous cycle of users collaborating on and sharing videos. Every time a free user uploads a video that someone else watches, that viewer experiences a part of our platform. As a result, our addressable customer base expands each time our users publish or broadcast videos to their audience, privately share Vimeo links, collaborate with their team on a video project or embed Vimeo’s video player on another platform. These actions attract viewers, who may then decide to register and become users. Our player is embedded on millions of websites and has powered over a hundred billion views.
•Convert free users into subscribers: We provide a high-quality free product with numerous features that have the potential to be used repeatedly, and we offer price- and feature-optimized tiering of our subscription plans to drive organic conversion of free users to subscribers over time.
•Extend customer value: We seek to employ a “land and expand” strategy where we inspire our existing subscribers to increase video adoption and usage and upgrade to higher-priced plans over time. For sales-assisted customers, we seek to expand the number of employees, teams and departments using our platform and increase contract value organization-wide.

•Product innovation: We continuously innovate and improve our platform by investing in research and development, customer insights and business intelligence analytics. We strive to make both our free and paid experiences more compelling so that our users find increasing value in our services.
•Partnerships: We seek to grow our presence on third-party platforms with native product integrations, and encourage third-party platforms to natively integrate their software and tools with us.
•International: We seek to attract more subscribers outside of the U.S. through localized product, marketing and sales efforts in other countries.
•Sales and marketing: We intend to increase investments in marketing and in our sales team to reach and convert more customers. We monitor our sales and marketing spend and return on investment closely to ensure that we are acquiring customers in an efficient manner.
Competition and Competitive Advantages
Competition
Due to the breadth of our all-in-one video solution, we face competition from a range of companies that provide cloud-based video software tools:
•We compete with large social media platforms, such as Facebook and YouTube, which allow users to upload and share videos for free. While these platforms provide far fewer video capabilities, they offer a large built-in audience, social media-specific features, and the ability to monetize video plays through advertising. We currently partner with the majority of these platforms and view our role as the agnostic distribution platform to help businesses create and publish content across social media.
•We compete with traditional online video distributors that provide video hosting, content management, distribution, analytics, and in-stream advertisements to larger customers. Operators of these services tend to focus on large media organizations and often also provide custom solutions. We further compete with targeted video point solutions that offer a subset of video capabilities such as screen recording or event-based live streaming.
•As we expand more into enterprise capabilities, we expect to compete more with two-way video communications software such as Zoom and Microsoft Teams. These services allow multiple users to communicate with each other in real time via video and are increasingly adding features that overlap with our platform, including support for webinars and centralized video management. We currently offer integrations and partnerships with many of these companies.
•Finally, we face competition from services that were not traditionally video-centric, such as Slack (real-time text-based communications), Dropbox (cloud storage), and Canva (graphic design). These services have increasingly added support for video features including screen recording, video hosting and playback, and video creation. We currently offer integrations and partnerships with many of these companies as well.
Competitive advantages
We believe that our competitive advantages include:
•Centralized video solution. Vimeo is unique in that we provide an integrated video software solution that eliminates the need to connect and pay for multiple software providers for video creation, hosting, distribution and analytics. The breadth of our tools enables us to offer more value at a competitive price point, and serve a broader range of customer types and use cases.
•Agnostic distribution: Social media platforms are overwhelmingly focused on increasing advertising dollars through viewership on their own properties. However, most businesses need and want to distribute their videos across multiple (if not all) platforms to reach the highest number of potential customers. We are an agnostic provider who can facilitate distribution across these platforms as well as on websites, apps and marketplaces. Our business model is aligned with our users’ need to put their videos everywhere, and as a result we can provide more distribution opportunities than social media platforms can or are likely to provide. We therefore view social media platforms as our partners rather than competitors, and we already enable native distribution from Vimeo to Facebook, YouTube, LinkedIn, Twitter and Pinterest.
•Ad-free, fully branded experience. Unlike social media platforms, we offer our free users an ad-free video player, and enable subscribers to fully customize the video player experience and exercise complete control over their content. Because we don’t monetize audiences through advertising, we never try to drive traffic away from our users’ content or website. We further enable subscribers to build branded video channels, destinations and storefronts off Vimeo, so they can directly own the relationship with their viewers.
•High-quality product. Our video player delivers a best-in-class playback and live streaming experience for audiences of all sizes, optimized across devices, geographies, bandwidth and network performance. Our technology enables streaming of high dynamic range (HDR) video in up to 8K resolution, and is built to scale with organizations as their needs advance.

•Economies of scale. As we store and deliver more video, we are able to reduce our variable costs. The significant scale at which we operate has enabled us to improve our margins without increasing our prices. For example, our gross margin reached 75% for the quarter ended December 31, 2021. This further allows us to offer accessible pricing in areas that have been historically cost-prohibitive, such as professional-quality live streaming, over-the-top (OTT) delivery and 8K/HDR video streaming.
•Cross-platform data. As a result of our scale, we have deep insight into video engagement and performance across platforms. We expect to use this data over time to provide personalized insights, dynamically optimize content, improve video quality and recommend which types of videos to make, when and for which platform. Our ability to deliver smarter products and insights for our users increases with the more data we collect, and the amount of data we collect increases as our users grow.
•Creative community. Many creatives whose work we have recognized as Staff Picks have said that Vimeo’s recognition helped them launch their video careers, and the majority of them showcased their work primarily on Vimeo. We believe that the diversity, size and engagement of our creative community is an asset that is difficult for others to replicate.
Technology
We use proprietary video creation, storage, delivery and playback technology that we have developed or acquired over the past 17 years. We are at the forefront of adopting next-generation video codecs like HEVC and AV1, which use advanced data compression and state-of-the-art prediction techniques to increase video playback quality.
We invest heavily in research and development to drive product improvements and innovation. As of December 31, 2021, over 40% of our employees were in product and engineering roles. The majority of our development work is done in-house, complemented by open-source software, off-the-shelf commercial software, and proprietary vendor-developed software.
Acquisitions
In 2016, we acquired VHX, a provider of over-the-top OTT streaming and monetization services. In 2017, we acquired Livestream, a provider of professional live streaming services. In 2019, we acquired Magisto, a provider of AI-driven video creation and editing tools. Today each of these capabilities is available through the Vimeo platform. In 2021, we acquired WIREWAX, a provider of interactive and shoppable video tools, and Wibbitz, a provider of video creation tools.

Intellectual Property
Our intellectual property includes registered trademarks, such as VIMEO, in the U.S. and over 15 other countries; 18 U.S. patents that claim various technologies that we may use in our operations, including patents directed to live video streaming and video editing using artificial intelligence technologies, with expiration dates ranging from 2028 to 2039; copyrights in our source code, website, apps and creative assets; over 220 domain names, including Vimeo.com and Livestream.com; and trade secrets.
Human Capital
As a software technology company, our employees are our number one resource. As of December 31, 2021, we had 1,219 full-time employees, of whom 474 were based outside of the U.S. None of our employees are covered by collective bargaining agreements. Overall, we consider our relations with employees to be good.
Our Company Culture
We believe that our company culture is a critical driver of our business success. We are a mission-driven company and have designed a set of guiding principles, along with our programs and processes, to help us maximize the potential of every individual in our company. Our principles are:
•Start with Users.
•Ask Why.
•Aim High.
•Own It.
•Be Real.
We believe this approach fosters a culture that is transparent, innovative and ambitious, all of which enable us to drive long-term customer value and achieve competitive differentiation.
Diversity, Equity and Inclusion
We believe our impact is greatest when our workforce represents the diverse and global community that we serve. Accordingly, we view diversity, equity, and inclusion (DE&I) efforts as integral to our success. We have a robust DE&I program that is headed by a dedicated head of DE&I, who reports to our Chief People Officer. Our DE&I efforts include:

•Hiring practices: We use a number of techniques, primarily directed toward expanding our pipeline, to achieve a diverse workforce. Beginning in 2020, we started implementing, across selected departments in the U.S., a goal of ensuring that women, BIPOC (black, indigenous and people of color), LGBTQIA+ (lesbian, gay, bisexual, transgender, genderqueer, queer, intersexed, agender and asexual) and candidates with disabilities comprise a minimum of 30% of candidates who reach the hiring manager interview stage of our hiring process.
•Employee community (resource) groups (ECGs): ECGs at Vimeo are employee-led and organizationally-supported groups of employees that are drawn together by shared characteristics (such as ethnicity, gender, sexual orientation, etc.) or shared interests. Participation is open to all. Each ECG has a leader and an executive sponsor from our leadership team. ECGs serve as a resource, point of connection, and community for underrepresented employees and their allies, and are an important part of building and maintaining an equitable, diverse and inclusive workforce and community. ECGs also play an integral role in helping Vimeo reach its strategic DE&I goals as they relate to our business operations, our workplace and our community.
•Cultural education, bias mitigation, and allyship: We provide regular programming on cultural awareness, bias mitigation, and allyship by partnering with third parties. All new hires are required to participate in unconscious bias training.
•Skill development: We provide mentoring opportunities for employees as well as learning and development resources, including an annual stipend for educational activities relevant to one’s job. In addition, we provide regular manager training and coaching opportunities to continue to build skills.
As of December 31, 2021, our U.S. workforce was, based upon employee self-identification, 59% white, 15% Asian, 4% of two or more racial groups, 6% black, 7% of Hispanic or Latin background, and 0.3% Native Hawaiian or other Pacific Islander; 9% declined to self-identify. As of the same date, our workforce was 60% male, 39% female, and 1% non-binary. We publicly publish metrics on these and other measures of diversity at least once annually.
Compensation
We believe in a performance-based culture and have structured our compensation packages to reflect that. Employees are paid either a salary or on an hourly basis depending on their job duties and legal requirements. For non-sales salaried employees, we set targets for discretionary bonuses as a percentage of base salary, and we determine year-end bonuses based upon a combination of company performance, team performance, and individual performance. Sales-based employees are entitled to commissions based upon sales.
We maintain an employee equity program in which we grant equity to all full-time employees and permanent part-time employees who regularly work at least 70% of a workweek. We presently grant restricted stock units (RSUs) through a program that we call the “YourChoice RSU” program, which gives employees the ability to choose between alternative RSU awards of different sizes and vesting periods and provides for refresh grants at regular intervals. We expect to continue providing employees with equity.
In addition to these compensation methods, we provide a broad range of benefits, including comprehensive health and retirement benefits, that we believe meet or exceed market levels. For example, for U.S. full-time employees, we match all pre-tax contributions by our employees to our 401(k) plan, as well as post-tax contributions by our employees to Roth individual retirement accounts, dollar for dollar in an amount of up to 10% of an employee’s base salary (subject to an annual cap).
We are committed to providing competitive and equitable pay. We base our compensation on market data and conduct evaluations of our salary bands and compensation practices with a third-party consultant on a regular basis to determine the competitiveness and fairness of our packages.
Talent development
We are committed to empowering our people with career advancement and learning opportunities. We do this by providing, among other things: guidance on expectations for job levels; bi-annual employee evaluations; mentoring programs; training for new managers; professional and leadership development training for ECG leaders; one-on-one coaching for leadership roles; and a stipend for annual learning and development opportunities.
Government Regulation
We are subject to domestic and foreign laws that affect companies conducting business on the internet generally, including laws relating to the liability of providers of online services for their operations and the activities of their users.
Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 (DMCA) and Section 230 of the Communications Decency Act of 1996. Countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. We or our customers may also be subject to laws that regulate streaming services or online platforms, such as the EU’s Audiovisual Media Services Directive or EU Regulation 2019/1150, which regulates platform-to-business relations.
Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy and data security in the U.S. and worldwide. Examples of such regimes include Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Law (GDPR), and the California Consumer Privacy Act (CCPA). These laws generally regulate the collection, storage, transfer and use of personal information.
Due to our subscription business model, we are subject to a variety of laws governing online transactions, payment card transactions and the automatic renewal of online agreements. In the U.S., these matters are regulated by, among other things, the federal Restore Online Shoppers Confidence Act (ROSCA) and various state laws.
As a U.S.-based company with foreign offices, we are subject to a variety of foreign laws governing our foreign operations, as well as U.S. laws that restrict trade and certain practices, such as the Foreign Corrupt Practices Act.
Available Information
Our website is located at https://www.vimeo.com, and our investor relations website is located at https://www.investors.vimeo.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. The SEC also maintains a website at http://www.sec.gov that contains our SEC filings and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters and code of conduct, is also available on our investor relations website under the heading “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our securities. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition or results of operations could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Strategy

We have a limited operating history as a pure software-as-a-service (“SaaS”) company and a limited history of selling such plans on a sales-assisted basis.

In our 16-year history, we have explored or experimented with various service offerings, including a proprietary streaming service, and various monetization methods, including advertising, transactions and subscriptions. In 2008, we began selling SaaS subscription plans on a “self-serve” basis (i.e., directly through online means). In 2017, we decided to focus on selling SaaS subscriptions, including on a sales-assisted basis (i.e., through a sales force). Since then, we have significantly increased our sales headcount and expect to continue to grow the sales function. As a result of our limited experience with sales-assisted operations, we may experience inefficiencies and our cost of acquiring customers could decline relative to the lifetime revenue of those customers.

We have a history of losses.

We have not earned a profit in any full fiscal year since our inception, and we cannot be certain as to when or if we will achieve or maintain profitability. Because the market for SaaS video services is rapidly evolving and highly competitive, we must continue to invest in research and development. If such investment does not allow us to scale or attract and retain users and subscribers, we will not be able to achieve profitability.

We may need additional funding as we continue to grow our business.

Our cash flow may be insufficient to fund the capital investments we need to make to grow our business. We may need to raise additional funds by way of a primary offering of shares of our common stock, which would dilute existing stockholders. We may also raise additional funds through additional borrowings. To obtain such funding, we may need to pledge assets and agree to certain financial covenants.

Our prior rapid growth may not be indicative of future performance.

We experienced rapid growth during 2020 and the first half of 2021. Since then, we have since seen our revenue growth rate decline. Many factors may contribute to declines in our growth rate, including high prior period growth, decreased demand associated with the reduction in social distancing efforts, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our growth rate does not increase or declines further, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

We believe our revenue growth depends on a number of factors, including, but not limited to:
•our reputation and brand recognition;
•demand for the types of video services we offer;
•the actual and perceived quality, integrity and value of the video services we provide;
•our development and timely deployment of innovative video services that provide value to our users and subscribers;
•our ability to price our video services competitively;
•our ability to acquire new subscribers sustainably, through a combination of organic efforts (continuing to convert a meaningful portion of our free user base into paying subscribers), paid acquisition (marketing), sales efforts (for sales-assisted) and partnerships;
•our ability to retain and upsell existing subscribers by continuing to provide them with value;
•the scalability of our technology platform;
•the quality of our support and onboarding efforts for users and subscribers;
•the growth of our employee base in a highly competitive market for talent;
•our ability to expand internationally;
•our ability to maintain the security and reliability of our platform;
•our ability to successfully integrate new businesses that we acquire;
•changes in laws that allow us to host and distribute large quantities of user and subscriber content; and
•domestic and global macroeconomic conditions.
Any one or more of the above factors could cause our revenue growth to be harmed.

Our total addressable market may prove to be smaller than we expect.

While we believe, based primarily upon internal data, that all businesses will need video to succeed, the number of entities that are willing and able to pay fees for software-based video services may not be as large as we expect. We have not engaged a third party to conduct research to validate our data and thesis.

Our ability to read data and make forecasts may be limited.

We rely heavily on data to run our business and make strategic decisions, including decisions about capital deployment. If we misread signals or lack the ability to accurately forecast demand, we may make the wrong decisions. In hindsight, we have learned that part of the increased demand associated with the COVID-19 pandemic particularly for livestreaming and from segments such as faith and fitness, was specific to the response to the COVID-19 pandemic and could not be sustained when social distancing measures receded.

We may need additional funding as we continue to invest in research and development and expand internationally.

Our cash flow may be insufficient to fund the capital investments we need to make to grow our business. We may need to raise additional funds by way of a primary offering of shares of our common stock, which would dilute existing stockholders. We may also raise additional funds through additional borrowings. To obtain such funding, we may need to pledge assets and agree to certain financial covenants.

We may not have the right product/market fit.

Our business depends upon attracting new subscribers and retaining existing ones. To do so, we must provide products with an attractive value proposition. We may fail to do that if we:
•fail to innovate and provide new and useful features that our users and subscribers want;
•release products that fail to reliably operate (due to bugs or service interruptions);
•release products too late relative to competitors;
•price our products in an uncompetitive manner; or
•fail to educate our users and subscribers about our features.
We may not be able to attract free users or paid subscribers.

We rely on both organic means (i.e., search engine optimization, word of mouth, etc.) and paid marketing (i.e., online advertisements) to attract new customers, whether paid or unpaid. We may fail to attract new customers if:
•we do not have products with compelling features that customers want;
•we fail to price our products in a competitive manner;
•organic traffic to our web properties declines;
•or we fail to reach potential paid subscribers through our advertising.
We may not be able to convert our free users into subscribers.

An essential part of our strategy for attracting subscribers depends upon offering basic services for free and converting a certain portion of our free users into subscribers over time. While a majority of our subscribers began as free users, only a small percentage of free users become paying users over time. Our ability to convert users into subscribers at this or a higher rate may not materialize if:
•the number of free users we attract declines, which could occur due to, among other things, reduced visibility of our brand or services;
•we overestimate the number of free users who have the propensity to pay due to issues with duplicative, fraudulent or spam accounts;
•our free users do not consistently use the free product, either because they are unaware of the features we offer or because the features are not perceived as useful;
•we fail to optimize the conversion of free users by communicating the value of our subscription plans;
•we experience headwinds in our international expansion due to variety of reasons, including language and cultural barriers, as well as unfavorable regulatory environments; or
•our service offerings and pricing are not competitive.
If our efforts to convert free users into subscribers do not succeed, we will have to rely more heavily on paid marketing efforts to acquire new subscribers and therefore achieve growth. Such a shift would cause us to incur higher costs in acquiring users, which would reduce our gross margin profile.

Competition in our market is intense.

We operate in a highly competitive market. We compete with a variety of companies including large social media networks, real-time video communications services, traditional online video distributors, and niche software providers for business customers. We also face increasing competition for cloud providers that were not traditionally video-centric. These competitors may be able to undercut us on price (e.g., by providing free services), provide superior services, or take advantage of a large installed user base. In addition, we expect that more competitors will emerge given the relatively low barriers to entry for software-based video creation applications, particularly mobile-based applications. New competitors could take the form of start-ups or large, well-funded companies that already operate in markets adjacent to us.

We may not be able to scale our business effectively.

We may not be able to capitalize on the market’s demand for video if we cannot scale our operations. For example, we might experience delays in onboarding new customers and responding to increased customer support tickets, and we may not be able to handle increased loads on our servers during peak times. The occurrence of these or other similar events would result in missed opportunities or user and subscriber frustration that could negatively affect user and subscriber growth and retention.

We may experience service interruptions.

We typically do not provide 100% uptime across our video services in any given month. This may be due to technical errors (bugs), human error (by employees and contractors), interruptions experienced by key vendors (such as cloud-based service or payment providers), higher than anticipated traffic and/or cyberattacks. Interruptions in key aspects of our video services (notably, video delivery and payment processing) could result in lost business, credits against future fees from subscribers with service level agreements, increased user and subscriber support tickets, remediation costs and increased subscriber churn (lost renewals). We have experienced subscriber churn in response to specific lapses in uptime, particularly in the context of livestreaming. In severe cases, we could face litigation or reputational risk, particularly if an interruption occurs during a high-profile event.

Hosting and delivery costs may increase unexpectedly.

Hosting and delivery costs comprise the largest component of our cost of goods sold and thus materially influence our gross margin. These costs could increase unexpectedly if we experience rapid growth over a short period of time (either in terms of users and subscribers or bandwidth consumed), we fail to address subscribers who use more bandwidth than our plans permit (e.g., either by failing to charge them overage fees or by failing to limit their bandwidth) or we fail to distribute increased bandwidth across our content delivery network ("CDN") vendors in a cost-optimal manner by, for example, moving traffic to the lowest-cost provider. We may not be able to pass these costs onto subscribers.

Our success depends on our ability to reach customers and acquire subscribers through digital app stores.

We provide applications (“apps”) that operate on third-party operating systems, devices, or browsers. The operators of these platforms, including in particular Apple (Apple App Store) and Google (Google Play Store and Google Chrome Web Store), exercise significant control over what apps may be offered. These platforms could decide not to market and distribute some or all of our products and services, require costly changes, favor their own products and services over ours and/or significantly increase their fees.

We may offer our apps on a free or paid basis and/or offer the ability to purchase subscription plans within an app (i.e., “in-app purchase”). When purchases are made through these platforms (including through in-app purchase), we pay meaningful service fees, which form part of our cost of goods sold. For example, in the case of Apple, we pay a 30% fee for the first 12 months of a subscription and 15% thereafter. Over the past several years, we have seen an increasing trend away from desktop traffic to mobile traffic. If the percentage of our paid users from in-app purchase increases, our gross margin will decline.

Third-party platforms continually upgrade their software and change their terms of service, sometimes with little to no notice. Some of these upgrades may cause our apps to perform poorly and therefore require us to undertake costly development to provide a new version of our apps. We may not be able to ensure that our apps will work as intended with the upgraded platform software or that newer versions will be backwards-compatible with users who have not upgraded their platform’s software. In addition, some platforms may introduce changes that may diminish our ability to offer certain features or to understand how our users are interacting with our apps and websites. For example, in 2021, Apple introduced a new version of iOS (its operating system for the iPhone and iPad) that required app developers to allow users to opt-out of data tracking across apps and websites. This change has diminished our ability to market our products.

We depend on integrations with third parties to enable key features of our video services and to acquire new subscribers.

Some of our video services are integrated, typically through application programming interfaces (“APIs”), with numerous third parties, including companies that compete with us. For example, we provide a “publish to social” feature which allows our users and subscribers to publish their videos to their accounts on Facebook and/or YouTube. This type of feature makes our video services valuable because it effectively allows us to serve as a hub for managing all of the videos for a given user or subscriber across numerous platforms. If platforms change their policies to no longer permit this feature, our video services would be less attractive to our users and subscribers.

We depend on key third-party vendors to provide core services.

We depend on third-party vendors to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers and process payments. Specifically, Google Cloud Platform (“GCP”) provides us with hosting and computing services, Amazon S3 provides us with hosting services and we use multiple CDNs to deliver traffic worldwide. Certain of these third-party vendors have experienced outages in the past that have caused key Vimeo video services to be unavailable for several hours. We do not have backup systems for GCP or Amazon S3. Consequently, outages in those services materially affect our video services. Outages may expose us to having to offer credits to subscribers, loss of subscribers and reputational damage. We may not be able to fully offset these losses with any credits we might receive from our vendors.

We depend on search engines and social media networks for traffic.

We depend on search engines and social media networks to acquire traffic to our website. These third parties have the ability to influence who reaches our website and video services through algorithmic search rankings and other policy decisions, which are subject to frequent change. Some of these third parties or their affiliates compete with us and may have an incentive to favor their competing services over ours. In the past, traffic to our website and video services has been negatively impacted as a result of certain policy changes by both search engines and social media networks.

We depend on internet service providers (“ISPs”) to deliver traffic to end users and subscribers.

For our video services to operate, users and subscribers must have a connection to the internet. Typically, our users and subscribers access the internet through a wireline or wireless data service offered by ISPs. There is currently no federal regulation in the U.S. limiting the practices that ISPs may use to impact data flowing from websites and online applications to users and subscribers of online products and services generally. As a result, ISPs could discriminate against data that we deliver to users or subscribers (or data our users upload to us) by blocking us outright, slowing us down or otherwise degrading our quality vis-à-vis competing traffic. ISPs could also cause their customers to favor competing services by “zero rating” traffic to and from our competitors (in other words, not counting competitor traffic against an ISP customer’s data caps) but declining to zero rate our traffic. These practices could make us less attractive as a provider of video services. Alternatively, we may have to pay fees to ISPs to maintain parity with competitors, which could adversely affect our profitability.

If we experience excessive fraudulent activity, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

Our self-serve subscription plan customers authorize us to bill their credit card accounts through our third-party payment processing partners. If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. We also incur charges, which we refer to as chargebacks, from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. In addition, credit card issuers may change merchant standards, including data protection and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans, and they have experienced interruptions or errors which have caused us to lose revenue.

We have recently experienced higher than industry standard rates of chargebacks and unauthorized credit card transactions. As a result of such activity, we are presently in monitoring programs with multiple payment card providers and are paying monthly amounts charged by those providers as penalties. We are actively working to reduce the incidence of chargebacks and unauthorized credit card transactions. If we fail to materially reduce such activity, we could be assessed increasing penalties, and we could lose the right to accept credit cards for payment. The loss of a payment option would cause our subscriber base to significantly decrease and would materially harm our business.

We may engage in merger and acquisition activities, which may require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand our platform and grow our business in response to changing technologies, customer demand, and competitive pressures, we have made and may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our products due to a concern that the acquisition may decrease effectiveness of our products (including any newly acquired products). In addition, if we fail to successfully integrate such acquisitions, or the assets, technologies, or personnel associated with such acquisitions, into our company, the business and results of operations of the combined company would be adversely affected.

Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, subject us to increased regulatory requirements, cause adverse tax consequences or unfavorable accounting treatment, and expose us to claims and disputes by stockholders and third parties. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash for any such acquisition, which would limit other potential uses for our cash. If we incur debt to fund any such acquisition, such debt may subject us to material restrictions in our ability to conduct our business, result in increased fixed obligations, and subject us to covenants or other restrictions that would decrease our operational flexibility and impede our ability to manage our operations. If we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders’ ownership would be diluted.

The novel coronavirus that causes the disease known as COVID-19 has caused a global health crisis that has caused significant economic and social disruption.

The potential long-term impact and duration of the COVID-19 pandemic on the global economy and our business continue to be difficult to assess or predict. Related public health and safety measures have resulted in significant social disruption and have had (and are likely to continue to have) an adverse effect on economic conditions, consumer confidence and spending, inflation, interest rates, and business investment, all of which have affected our business. In addition, the gradual cessation of health and safety measures, particularly social distancing measures, has likely resulted in lower demand for our services.

We may experience increased operating costs as a result of COVID-related health and safety measures. For example, we have implemented and may continue to implement enhanced preventative measures, including with respect to real estate, compliance and insurance-related expenses. Moreover, we may also experience business disruption if the operations of our contractors, vendors or business partners are adversely affected.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operations or financial condition.

The Sarbanes-Oxley Act (“SOX”) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have limited experience complying with SOX as a standalone public company, and our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Such failure could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.

Risks Related to Human Capital

Our success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals worldwide.

In order to build and scale our business, we will need to further increase our employee base, particularly in the areas of engineering, product development, sales (domestically and internationally), customer support and shared services. Competition for executives, software developers, product managers, sales personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers and designers with high levels of experience in designing, developing and managing software for video solution technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions. Our ability to attract and retain talent and to fully experience the benefits of that talent depends upon:
•our reputation;
•our compensation and benefit packages;
•our ability to successfully onboard new employees;
•our commitment to diversity, equity, and inclusion;
•our ability to maintain our corporate culture while growing headcount, adding employees in new countries and locations and operating on a remote or hybrid basis; and
•the competitive landscape in the geographic markets for talent in which we compete.
Our compensation packages may not be sufficient.

While we have established compensation programs (which include cash compensation, equity-based programs and other benefits) to attract and retain employees, these compensation arrangements may not be sufficient in the highly competitive labor market in which we participate. In addition, in 2021, many of the countries in which we operate, including the United States, experienced higher than normal inflation, which, among other reasons, has placed pressure on us to raise wages. Large competitors and non-competitors in the technology space may offer compensation arrangements that may significantly exceed those that we are able to offer. If we fail to provide competitive compensation arrangements, we may fail to attract and retain talent. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management), our business may be adversely affected. On the other hand, if we increase compensation levels in a significant way in order to compete for talent, our profitability will suffer and, if we increase stock-based compensation, our shareholders will face further dilution.

We may fail to attract or retain employees for issues that negatively impact our image.

Our ability to attract and retain employees could also be adversely affected by issues that negatively impact our image, such as incidents of actual or perceived discrimination, controversial business decisions, including decisions about user content, and issues with the quality of our products (such as bugs or interruptions in services, among other issues).

We may face productivity challenges arising from our work environment.

In 2020, we moved to a remote working environment with the onset of the COVID-19 pandemic. In 2021, the outbreak of COVID-19 variants disrupted our return to office plans, even as vaccines allowed a greater degree of normalcy. We now operate our offices in a hybrid manner, with some of our overseas offices working on a completely remote basis. Continued delays of returning to the physical office environment could impede our productivity. Even when we return to the office setting, we may experience productivity challenges associated with having some employees remote and some in person and having employees unable to work due to illness or childcare concerns. In addition, moving back to a physical office environment could adversely affect the hiring and retention of employees who prefer to work remotely.

The 2022 Russian invasion of Ukraine has impacted our team and business operations.

Since 2017, we have had operations in Ukraine. As of the year ended December 31, 2021, we had 80 employees in Ukraine. Our Ukraine team is primarily focused on research and developments activities, with 71% of the team in engineering roles. On February 24, 2022, Russia invaded Ukraine. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. We are closely monitoring the developing situation, are committed to supporting our Ukraine team members, and are prioritizing safety over work. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, if large parts of Ukraine become subject to U.S. sanctions, we may be legally unable to do business in Ukraine. If these contingencies come to pass, our product roadmap and productivity generally could be adversely impacted and we may incur additional costs.

Risks Related to User Content and Personal Information

Our business involves hosting large quantities of user content.

Our business is hosting video content supplied by others. Some of the videos uploaded to our platform will invariably violate a third party’s rights or a law, rule or regulation, and if so, we could, in turn, face lawsuits, liability and negative publicity for hosting such content.

We have been sued for hosting content that allegedly infringed on a third-party copyright.

We cannot guarantee that we will be shielded from third-party copyright infringement lawsuits and related liability for hosting user and subscriber content by laws such as the online safe harbor provisions of the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”), which are intended to limit the liability of online providers with respect to user- and subscriber-uploaded content. In addition, even if we ultimately succeed in demonstrating that the DMCA limits our liability, litigating these issues is costly and time-consuming. For details regarding pending lawsuits of this nature, see “Note 13— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Some countries outside of the United States have laws that, like the DMCA, limit the copyright infringement liability of service providers. However, these laws may impose different requirements upon us and may not protect us to the same degree as the DMCA. We cannot guarantee that we will be compliant with foreign requirements. For example, as described in "Note 13—Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, we have been sued in Italy for the copyright infringement of our users.

If the laws limiting our liability for user and subscriber copyright infringement are changed, either by amendment, regulatory action or judicial interpretation, we could face increased compliance costs and increased risk of liability for copyright infringement. In 2018, the European Union passed Article 17 to revise the EU’s existing framework for limiting the liability of service providers for copyright infringement. EU member state laws that have implemented Article 17 may require us to undertake new and costly screening activities or to obtain costly licenses from rights holders or both.

We may face liability for hosting a variety of tortious or unlawful materials.

In the United States, Section 230 of the Communications Decency Act generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In the most recent session of Congress, multiple bills have been introduced to further limit Section 230. Some bills would repeal or substantially curtail Section 230, while some exempt specific claims or categories of content from Section 230’s reach.

Laws like Section 230 generally do not exist outside of the United States, and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. If we fail to comply with such laws, we could be subject to prosecution or regulatory proceedings. In addition, some countries may decide to ban our service based upon a single piece of content. We have been subject to temporary bans in certain countries, including India, Russia and Turkey, for hosting content that those governments determined to be illegal.

We may also face liability when we remove content and accounts that we believe are violating our acceptable use policy, and we have been sued in the past for certain content-removal decisions. While we believe that Section 230 allows us to restrict or remove certain categories of content, its protections may not always end a lawsuit at an early stage, potentially resulting in costly and time-consuming litigation.

We have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law.

Individuals and groups may upload controversial content to our platform. Removing or failing to remove such content may result in negative publicity, which could harm our efforts to attract and retain users and subscribers. We have also faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA.

We collect, store, and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business.

We collect, store and process large amounts of content and personal information of our users and subscribers. A significant portion of this data is private or intended for a limited audience. For example, one of our core product features is the ability of users and subscribers to set privacy settings to their videos and thereby determine how the video is to be distributed. A large portion of the videos we host are not publicly available or are available only through channels determined by our users. In addition, we rely on user information, including automatically collected information, to operate our business.

If we fail to secure our data, we might experience the loss, leakage, or inadvertent disclosure of such data. This may occur due to vulnerabilities in our software, human error, or internal or external malfeasance. We have experienced the leakage of data to actors who crawl our website and scrape data. We also routinely receive reports from security researchers regarding potential vulnerabilities in our applications or third party software that we use. We have also experienced cases where user error has caused private data to be exposed. Incidents affecting user data, regardless of the cause, take time for us to investigate and can be frustrating for our users.

A data breach could expose us to regulatory actions and litigation. Depending on the circumstances, we may be required to disclose a suspected breach to regulators, affected individuals and/or the public. This could lead to regulatory actions, including the possibility of fines, class-action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data-protection agreements with subscribers, vendors, and partners and/or higher premiums for cyber insurance, as well as harm to our brand and customer confidence.
We have been the target of cyberattacks by malicious actors, and our actual or perceived failure to adequately protect personal information and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.

We have been targeted with cyberattacks in the past and may be targeted again. Potential attackers span a spectrum from unsophisticated amateurs to highly advanced organizations supported by state actors and use a variety of vectors, including malware, ransomware attacks, denial-of-service attacks, and social engineering. Malicious actors may seek to impede our services (e.g., a denial-of-service attack) or infiltrate our systems for the purpose of introducing malware (e.g., ransomware), deleting or corrupting data, or exfiltrating data.

A cyberattack may cause significant and lasting negative consequences. We may face significant expense in responding to the attack, severely diminished operational capacity, and the loss of data necessary to operate. If the attack results in a data breach, we may be subject to legal liability. Even if financial, legal, or operational harm is avoided, an attack could cause persistent reputational harm to our company.

Our users and subscribers could also be targeted by malicious actors. In the past, we have had instances in which user passwords were guessed by malicious actors or were exposed in breaches of other services and then used by malicious actors to access the user’s account in our system. These cases take time to remediate and are frustrating for our users and subscribers, some of whom may blame us for the situation.

Risks Related to Laws and Regulations

We and our service providers collect, process, transmit and store the personal information of our users, which creates legal obligations and exposes us to potential liability under federal, state, and international laws applicable to privacy and data protection.

We are subject to a variety of existing and new laws concerning the collection, storing, processing, and transferring of user information. In the U.S., we are subject to federal laws, such as Section 5 of the Federal Trade Commission Act, the Video Privacy Protection Act, and Children's Online Privacy Protection Act, as well as a variety of state laws including the California Consumer Privacy Act and the Illinois Biometric Information Protection Act. The failure to comply with applicable privacy laws could lead to regulatory actions, including the possibility of fines, class-action or traditional litigation, reputational harm and/or costly investigation and remediation efforts. We have been sued for violating the Illinois Biometric Information Protection Act (see the section entitled “Part 1. Item 13—Commitments and Contingencies”).

Outside of the U.S., we are subject to privacy laws of the countries in which we conduct business. For example, the European Union’s General Data Protection Regulation (“GDPR”) imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU. The GDPR authorizes fines up to 4% of a company’s annual turnover. Privacy laws have proliferated in the past several years, both in the U.S. and worldwide. Because of the speed of change in the area of privacy law, it is impossible to foresee changes in the regulatory environment and we may be forced to make sudden operational shifts in an effort to maintain compliance. New laws, or new interpretations of or stricter enforcement of existing laws, may increase our compliance costs, restrict our ability to determine how our users are using our services, and increase our potential liability in the event of non-compliance. For example, in Europe, we have had to make changes to how we use cookies and other tracking technologies and these changes have reduced our visibility into how our users are using our services.

Our ability to transfer personal information to the United States and other jurisdictions may be restricted.

Some countries outside of the United States (including European Union member states, other members of the European Economic Area, Switzerland and the United Kingdom) may limit the transfer of certain data regarding their residents to other countries. Such laws have the potential to adversely affect our business. For example, prior to June 2020, many U.S companies (including Vimeo) participated in the U.S.-EU and U.S.-Swiss “Privacy Shield” program, which provided a basis on which to transfer personal information from the EU and Switzerland to the U.S. In June 2020, the EU High Court of Justice determined that the program did not adequately protect EU residents’ privacy rights. We continue to transfer data from the EU to the U.S. under alternative legal bases, including standard contractual clauses, which were updated in 2021. The use of standard contractual clauses has been challenged. In addition, rulings by certain European data protection authorities have indicated that, in some cases, U.S.-based providers cannot be used due to their inability to ensure that the personal information of European residents is safeguarded.

If we were unable to transfer personal information from the EU (or any other country), we could face fines for noncompliance and we may have to host personal information locally. Should this occur, we would face higher costs and operational challenges, which could adversely affect our business and gross margin.

Compliance obligations imposed by private entities may adversely affect our business.

Private-market participants may deploy technologies or require certain practices that limit our ability to obtain or use certain information about our users and subscribers. For example, Google has indicated that it will ultimately phase out the use of cookies to track users of its search services in future versions of its Chrome web browser, and Apple has updated its iOS mobile operating system to require app developers to obtain opt-in consent before tracking users of its various services. As these types of changes continue to be implemented, our ability to determine how our users and subscribers are using our video services and to use targeted advertising in a cost-effective manner may be limited.

We may fail to comply with laws regulating subscriptions and free trials.

Subscriptions to our video services automatically renew unless the subscriber cancels the subscription before the end of the current period, and we often provide free or discounted trial periods. There are various laws regulating such offers, such as the U.S. Restore Online Shoppers Confidence Act (“ROSCA”) and analogous state-level laws. Non-compliance could result in voided contracts, lost revenue, damages and class action or traditional lawsuits.

Changes in laws or industry practices concerning subscription services may have a negative impact on renewal rates.

New laws or interpretations of existing laws may impose obligations that make it difficult or impossible to implement the automatic renewal of subscriptions to Vimeo’s video service. For example, if we were required to obtain express opt-in consent for automatic renewal of our video service and were not permitted to deny transactions to people who fail to opt-in, the related rate of renewal would likely decrease substantially. Similarly, private entities involved in payment collection and processing may also effectively regulate subscriptions to our video services. Failure to comply with these rules could result in our inability to process automatic renewals. Finally, we have no control over policy decisions by app platforms regarding automatic renewals. Policy changes by app platforms could adversely impact our renewal rates for subscription to our video services, and in turn, our business.

The sale of our products is subject to a variety of sales, use and value-added taxes, both in the United States and worldwide.

In 2018, in South Dakota v. Wayfair, the United States Supreme Court held that states may charge taxes on purchases made by their residents from out-of-state sellers who have no physical nexus to the state. As a result of this decision, we are subject to taxes in states where one or more of our services is taxable, the state permits taxation based upon economic nexus, and we meet certain thresholds. We are also, as before, subject to taxes in states in which we maintain a physical presence. We cannot guarantee complete tax compliance.

We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

Our products are subject to various restrictions under U.S. export control and sanctions laws and regulations, including the U.S. Department of Commerce’s Export Administration Regulations (“EAR”) and various economic and trade sanctions regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). We may have experienced violations in the past and we cannot guarantee that the precautions we take will prevent future violations of export control and sanctions laws. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock has been, and may continue to be, volatile and has faced, and may continue to face, negative pressure.

The market price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•actual or anticipated fluctuations in operating results;
•actions of securities analysts who initiate or maintain coverage of us, changes in earnings estimated by securities analysts or in our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•significant data breaches, disruptions to, or other incidents involving our products;
•changes to the regulatory and legal environment under which we operate;
•announcements by us or our competitors of new products, features, or services;
•changes in relationships with significant customers; and
•domestic and worldwide economic conditions, including employment rates and interest rates.
These factors, among others, may result in short- or long-term negative pressure on the value of our common stock. In addition, technology stocks have historically and recently experienced high levels of volatility. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial expenses and divert our management’s attention.

Barry Diller, certain members of his family and Joseph Levin are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of December 31, 2021, Mr. Diller, his spouse, Diane von Furstenberg, and his stepson, Alexander von Furstenberg, collectively held shares of our Class B common stock and common stock that represent approximately 38% of our total outstanding voting power. These shares are also subject to a voting agreement with Mr. Levin, Chief Executive Officer of IAC/InterActiveCorp ("IAC") and the chairman of our Board of Directors.

As a result of this beneficial ownership of our securities, such individuals are, collectively, in a position to influence (subject to our organizational documents and Delaware law), the composition of our Board of Directors and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. The disparity between the voting power of the holders of our Class B common stock and the corresponding economic ownership position could also create incentives for such holders to either seek to obtain benefits for themselves (in the form of compensation or other contractual benefits, for example) in a form not available to all stockholders on a pro rata basis. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to us and our stockholders, which could adversely affect the market price of our securities.

In addition, the holders of our Class B common stock could sell all or a portion of those shares to a third party, which could result in the purchaser obtaining significant influence over us, the composition of our Board of Directors, matters subject to stockholder approval and our operations, without consideration being paid to holders of shares of our common stock, and without holders of shares of our common stock having a right to consent to the identity of such purchaser.

Our dual-class common stock structure and aspects of our charter and by-laws may negatively impact the market price of our common stock.

Our Class B common stock has 10 votes per share and our common stock has one vote per share. We cannot predict whether our dual-class common stock structure, combined with the concentrated voting power of Mr. Diller and members of his family as the holders of all of our outstanding Class B common stock, will result in a lower or more volatile market price of our common stock, or other adverse consequences.

For example, certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our common stock. Any exclusion from stock indices could result in a less active trading market for our common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our common stock.

The difference in the voting rights between our common stock and Class B common stock could also harm the value of our common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of holders of our Class B common stock to ten votes per share of Class B common stock, or could potentially result in our Class B common stock of receiving higher consideration in a sale of our company than that paid to holders of our common stock. The existence of two classes of common stock could also result in less liquidity for our common stock than if there were only one class of common stock.

In addition, our charter and by-laws require securities actions to be brought in federal court and derivative actions to be filed in Delaware. These features may impact the value of our stock.

We do not expect to declare any regular cash dividends in the foreseeable future.

Vimeo, Inc. has never declared or paid any cash dividends on its capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors. Accordingly, holders of our common stock may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Risks Relating to the Spin-off and our Relationship with IAC

If the Spin-off were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could suffer material adverse consequences.

As described more fully in Item 7 under the heading “Spin-off,” on May 25, 2021, Vimeo completed its separation from the remaining businesses of IAC through a series of transactions (which we refer to as the “Spin-off”) that resulted in the distribution of new capital stock to pre-transaction stockholders of IAC and stockholders of the pre-transaction Vimeo operating entity (which we refer to as the “Distribution”). In connection with the Spin-off, IAC received an opinion of IAC’s outside counsel, among other things, to the effect that the Distribution would qualify as a “reorganization” within the meaning of Sections 368(a)(1)(D) and 355(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings of IAC and Vimeo, including those relating to the past and future conduct of IAC and Vimeo. If any of these representations, statements or undertakings was at the time of the Spin-off, is, or becomes, inaccurate or incomplete, or if any of the representations or covenants contained in any of the transaction-related agreements and documents or in any document relating to the opinion of counsel are inaccurate or not complied with by IAC, Vimeo or any of their respective subsidiaries, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.

Notwithstanding receipt of the opinion of counsel regarding the Distribution, the U.S. Internal Revenue Service (the “IRS”) could determine that the Distribution should be treated as a taxable transaction for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel were based are inaccurate or have not been complied with. The opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt by IAC of the opinion of counsel, there can be no assurance that the IRS will not assert that the Distribution does not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such a challenge, we and our stockholders could suffer material adverse consequences.

If the Distribution were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, IAC would recognize a taxable gain as if it had sold the Vimeo stock in a taxable sale for its fair market value. In such circumstance, IAC stockholders who received Vimeo common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares. Even if the Distribution were otherwise to qualify as a tax-free transaction under Sections 355(a) and 368(a)(1)(D) of the Code, the Distribution may result in taxable gain to IAC, but not its stockholders, under Section 355(e) of the Code if the Distribution were deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50 percent or greater interest (by vote or value) in IAC or Vimeo. For this purpose, any acquisitions of IAC stock or Vimeo stock within the period beginning two years before, and ending two years after, the Distribution are presumed to be part of such a plan, although IAC or Vimeo may be able to rebut that presumption (including by qualifying for one or more safe harbors under applicable regulations promulgated from time to time under the Code (collectively, “Treasury Regulations").

In connection with the Spin-off, IAC and Vimeo entered into a tax matters agreement pursuant to which, among other things, each of IAC and Vimeo are responsible for certain tax liabilities and obligations following the Spin-off. Under the tax matters agreement, Vimeo is generally required to indemnify IAC for any taxes resulting from the failure of the Distribution to qualify for the intended tax-free treatment (and related amounts) to the extent that the failure to so qualify is attributable to (i) an acquisition of all or a portion of the equity securities or assets of Vimeo, whether by merger or otherwise (and regardless of whether Vimeo participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Vimeo or (iii) any of the representations or undertakings made by Vimeo in any of the Spin-off related agreements or in the documents relating to the opinion of counsel being incorrect or violated. Any such indemnity obligations could be material.

We may not be able to engage in desirable capital-raising or strategic transactions following the Spin-off.

Under current U.S. federal income tax law, a distribution that otherwise qualifies for tax-free treatment can be rendered taxable to the distributing corporation and its stockholders, as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of the corporation the stock of which is distributed. To preserve the tax-free treatment of the Distribution, the tax matters agreement imposes certain restrictions on us and our subsidiaries during the two-year period following the Distribution (including restrictions on share issuances, business combinations, sales of assets and similar transactions). The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the Distribution from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit our ability to pursue certain equity issuances, strategic transactions (including acquisitions by others of the Company), repurchases or other transactions that we may otherwise believe to be in the best interests of our stockholders or that might increase the value of our business.

Actual or potential conflicts of interest may develop between our management and directors, on the one hand, and the management and directors of IAC, on the other hand, or between management and directors of either entity and the management and directors of Expedia Group, Inc. or Match Group, Inc.

Certain of our and IAC’s executive officers and directors own both IAC capital stock and Vimeo capital stock, and certain members of IAC’s senior management team are members of our Board of Directors. This overlap could create, or appear to create, potential conflicts of interest when IAC’s and our directors and executive officers face decisions that could have different implications for IAC and Vimeo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and Vimeo regarding terms of the agreements governing the relationship between IAC and Vimeo after the Spin-off, including the separation agreement, the employee matters agreement, the tax matters agreement, the transition services agreement or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and Vimeo enter into any commercial arrangements in the future.

Additionally, we have a provision in our certificate of incorporation providing that no officer or director of Vimeo who is also an officer or director of IAC, Expedia Group or Match Group will be liable to Vimeo or our stockholders for breach of any fiduciary duty by reason of the fact that any such individual directs a corporate opportunity to any of such entities instead of Vimeo, or does not communicate information regarding a corporate opportunity to Vimeo that the officer or director has directed to any of such entities. The corporate opportunity provision may have the effect of exacerbating the risk of potential conflicts of interest between IAC and Vimeo, or between Vimeo and Expedia Group or Match Group, because the provision effectively shields an overlapping director/executive officer from liability for breach of fiduciary duty in the event that such director or officer chooses to direct a corporate opportunity to one of such entities instead of to Vimeo.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. Since April 2020, the majority of our workforce has been working remotely. Although we expect most of our employees to return to physical offices in the future, the nature and extent of that return is uncertain. Our facilities, most of which are leased in the United States and various jurisdictions abroad, generally consist of executive and administrative offices, data centers and sales offices. All of our offices are leased, and we do not own any real property.
Our corporate headquarters are located at IAC's corporate headquarters in New York, New York. While we believe that our current facilities are adequate to meet our foreseeable needs, we intend to expand our facilities in the future as we continue to add employees around the world. We believe that suitable additional or alternative space will be available on commercially reasonable terms, as necessary, to accommodate our future growth.
Item 3. Legal Proceedings
The information set forth under “Note 13— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information for Our Common Stock
Our common stock has been listed on Nasdaq under the symbol “VMEO” since May 25, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 18, 2022, we had 927 holders of record of our common stock and one holder of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

Dividend Policy

Vimeo, Inc. has never declared or paid any cash dividends on its capital stock. Prior to the Spin-off, on November 5, 2020, the Vimeo OpCo board of directors declared a cash dividend in the amount of $0.22 per share of Vimeo OpCo voting common stock and Vimeo OpCo non-voting common stock. The dividend payment date was set as November 13, 2020, and the dividend was paid to Vimeo OpCo stockholders of record as of the close of business on November 5, 2020.

We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part II. Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from May 25, 2021 (the date our common stock commenced regular-way trading on Nasdaq) through December 31, 2021 with (ii) the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 25, 2021 of $45.39 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The returns shown are based on historical results and are not intended to suggest future performance.

Indexed Total Return
$140
$120
$100
$80
$60
$40
$20
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
$126
$115
$40
VMEO
S&P 500 - Total Return
S&P 500 Information Technology - Total Return

Recent Sales of Unregistered Securities

We believe that each of the following issuances was exempt from registration under the Securities Act in reliance on Regulation S under the Securities Act regarding sales by an issuer in offshore transactions, Regulation D under the Securities Act, Rule 701 under the Securities Act or pursuant to Section 4(a)(2) of the Securities Act regarding transactions not involving a public offering. No underwriters were used in the below issuances.

Minority Investments in Vimeo OpCo

On November 5, 2020, Vimeo.com, Inc. ("Vimeo OpCo," formerly known as Vimeo, Inc.) and IAC Group, LLC ("IAC Group") entered into an investment agreement (the “November 2020 Investment Agreement”) with entities affiliated with Thrive Capital (the “Thrive Entities”) and an entity affiliated with GIC Private Limited (together with the Thrive Entities, the “November Investors”), pursuant to which on November 10, 2020, the November Investors acquired an aggregate of 8,655,510 shares of Vimeo voting common stock for an aggregate purchase price of approximately $150 million, or $17.33 per share, with the transaction valuing Vimeo at an enterprise value of approximately $2.75 billion.

In connection with the investment, Vimeo OpCo, IAC Group and the November Investors entered into an amendment to the existing Vimeo OpCo shareholders agreement. The majority of the provisions of the Vimeo shareholders agreement terminated upon the consummation of the Spin-off and/or the Merger, other than certain confidentiality and registration rights provisions. Additionally, pursuant to the amendment to the Vimeo shareholders agreement, Vimeo OpCo and IAC Group agreed that if the Thrive Entities continue to own at least 75% of the shares of Vimeo voting common stock acquired by the Thrive Entities pursuant to the November 2020 Investment Agreement, and the Thrive Entities owned at least 2% of the outstanding common stock of Vimeo at the time of the Spin-off, the Thrive Entities would have the right to recommend a candidate for consideration for appointment to the initial post-Spin-off Vimeo board of directors, and Vimeo and IAC Group would consider such candidate in good faith.

In addition, the amendment to the Vimeo OpCo shareholders agreement specified certain separation principles relating to a potential Spin-off, with the November Investors’ agreement to cooperate with the Spin-off generally conditioned on compliance with such separation principles (other than departures not materially adverse to the November Investors). The amendment to the shareholders agreement also required that, in connection with the Spin-off, all holders of Vimeo OpCo shares, other than IAC and its affiliates, be given the benefit of an anti-dilution adjustment described in the joint prospectus filed by Vimeo and IAC with the SEC on April 8, 2021.

On January 25, 2021, Vimeo OpCo and IAC Group entered into investment agreements with funds and accounts advised by T. Rowe Price Associates, Inc. and entities affiliated with Oberndorf Enterprises, LLC, pursuant to which Vimeo OpCo issued and sold 6,170,934 shares of Vimeo OpCo voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and 2,828,854 shares of Vimeo OpCo voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation.

In connection with the investment, the investors became parties to the Vimeo OpCo shareholders agreement.

Dividend Payment

On November 5, 2020, prior to the completion of the investment pursuant to the November 2020 Investment Agreement, the Vimeo OpCo board of directors declared a cash dividend in the amount of $0.22 per share of Vimeo OpCo voting common stock and Vimeo OpCo non-voting common stock. The dividend payment date was set as November 13, 2020, and the dividend was paid to Vimeo OpCo stockholders of record as of the close of business on November 5, 2020.

Grants of Equity Awards

During the year ended December 31, 2021, we granted stock-based compensation generally in the form of restricted stock units, pursuant to the 2021 Plan. Additionally, we entered into a Restricted Stock Agreement (the “RSA”) with Joseph Levin, Chairman of the Vimeo Board of Directors and IAC’s Chief Executive Officer, which provided for a grant of 4,870,500 shares of Vimeo common stock (“Vimeo Restricted Shares”). For further information, see Note 10—Stock-Based Compensation” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The issuances of these securities were exempt pursuant to Rule 701, as transactions pursuant to a compensatory benefit plan, or Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Issuer Purchase of Equity Securities

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo
Spin-off
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

Key Terms:
When the following terms appear in this Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo, they have the meanings indicated below:
•Subscribers - is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. We count each account with a subscription plan as a subscriber. In the case of sales-assisted customers (formerly referred to as "enterprise customers") who maintain multiple accounts across our platforms as part of a single sales-assisted subscription plan, we count only one subscriber. We do not count team members who have access to a subscriber’s account as additional subscribers.
•Average Subscribers - is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User (“ARPU”) – is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.
•Gross Margin - is revenue less cost of revenue, divided by revenue.
•Cost of revenue - consists primarily of hosting fees, credit card processing fees, compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in customer care functions, traffic acquisition costs, which includes the amortization of in-app purchase fees, outsourced customer care personnel costs, rent expense and facilities costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
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
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility that expires on February 12, 2026. At December 31, 2021, there were no outstanding borrowings under the Credit Facility.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to operating loss to Adjusted EBITDA for the years ended December 31, 2021 and 2020.
MANAGEMENT OVERVIEW
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.

Sources of Revenue
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and sales-assisted subscription plans (formerly referred to as "enterprise subscription plans"). Revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.
Distribution, Marketing and Advertiser Relationships
Vimeo pays to market and distribute its services on third-party search engines and social media websites, and through e-mail campaigns, display advertising, video advertising and affiliate marketing. Vimeo also pays traffic acquisition costs, which consist of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. These distribution channels might also offer other third parties services and products, which compete with those Vimeo offers.
Vimeo also markets and offers its services and products through branded websites, allowing customers to transact directly with it in a convenient manner. Vimeo has made, and expects to continue to make, significant investments in online marketing to drive traffic to its websites.
Results of Operations
The following discussion should be read in conjunction with Item 8—Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the registration statement on Form S-1 of Vimeo, Inc. filed with the Securities Exchange Commission on May 26, 2021.
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Years Ended December 31,
	2021	2020
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	26	31
Gross profit	74	69
Operating expenses:
Research and development expense	27	23
Sales and marketing expense	39	37
General and administrative expense	22	18
Depreciation	—	—
Amortization of intangibles	1	5
Total operating expenses	89	83
Operating loss	(16)	(14)
Interest expense	—	—
Interest expense—related party	—	(3)
Other income (expense), net	3	—
Loss before income taxes	(13)	(18)
Income tax provision	—	—
Net loss	(13)%	(18)%

Revenue

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenue (in thousands)	$391,678	$283,218	$108,460	38%

Operating metrics:
Subscribers (in thousands)	1,694	1,530	164	11%
Average Subscribers (in thousands)	1,612	1,381	231	17%
ARPU	$243	$205	$38	18%
Revenue increased $108.5 million, or 38%, driven primarily by a 17% increase in Average Subscribers and an 18% increase in ARPU. The growth in Average Subscribers was due to the increase in customers as individuals, businesses and organizations continued to adopt video to communicate due, in part, to the effects of the COVID-19 pandemic. ARPU increased primarily due to the growth in sales-assisted subscribers, for which average annual contract values are much greater than self-serve subscribers. We expect revenue to continue to grow over time, though not at the same pace as in 2021.
Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$102,537	$89,077	$13,460	15%
Gross profit	289,141	194,141	95,000	49%
Gross profit margin	74%	69%
Cost of revenue increased $13.5 million, or 15%, due primarily to increases of $6.3 million in hosting fees, $5.2 million in credit card processing fees and in-app purchase fees, and $2.1 million in compensation expense. The increase in hosting fees was due to the increase in Average Subscribers, partially offset by cost optimization initiatives. The increase in credit card processing fees and in-app purchase fees was due primarily to the increase in Average Subscribers.
Gross profit margin increased due primarily to revenue growth as well as cost optimization initiatives for hosting, which decreased as a percentage of revenue.
Operating Expenses

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Research and development expense	$105,586	$64,238	$41,348	64%
Sales and marketing expense	152,691	105,630	47,061	45%
General and administrative expense	85,111	49,846	35,265	71%
Depreciation	923	460	463	101%
Amortization of intangibles	5,846	14,744	(8,898)	(60)%
Total operating expenses	$350,157	$234,918	$115,239	49%
Research and development expense increased $41.3 million, or 64%, due primarily to increased investment in products. The increased investment included $35.6 million in compensation expense (including an increase of $13.2 million in stock-based compensation expense), $2.5 million in software license and maintenance costs, and $1.7 million in consulting costs. The increase in compensation expense was primarily due to increased headcount, the issuance of new equity awards in 2021, and the modification of certain equity awards in connection with the Spin-off and Vimeo Merger.
Sales and marketing expense increased $47.1 million, or 45%, due primarily to increases of $22.1 million in compensation expense (including an increase of $4.1 million in stock-based compensation expense), $21.8 million in advertising costs, and $1.8 million in software license and maintenance costs. The increase in compensation expense was primarily due to growth in the sales force and the issuance of new equity awards in 2021. The increase in advertising costs was a result of increased investment in paid media as the business scales.
General and administrative expense increased $35.3 million, or 71%, due primarily to increases of $21.7 million in compensation expense (including an increase of $15.5 million in stock-based compensation expense), $9.2 million in professional fees, and $1.9 million in software license and maintenance costs. The increase in compensation expense was due to increased headcount, the issuance of new equity awards in 2021 (including the Vimeo Restricted Shares as described in "Note 10—Stock-Based Compensation"), and the modification of certain equity awards in connection with the Spin-off and Vimeo Merger. The increase in professional fees was primarily due to costs associated with the implementation of new enterprise systems, acquisitions, and third party recruiting services, partially offset by a decrease in costs associated with the Spin-off.
Depreciation increased $0.5 million, or 101%, due primarily to the reduction in the estimated useful life of certain leasehold improvements.
Amortization of intangibles decreased $8.9 million, or 60%, due primarily to certain intangibles that were fully amortized in the second half of 2020.
Operating loss

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Operating loss	$(61,016)	$(40,777)	$(20,239)	(50)%
Operating loss increased $20.2 million, or 50%, due to an increase in operating expenses of $115.2 million, partially offset by an increase in gross profit of $95.0 million. The increase in operating expenses was due primarily to increases in compensation expense of $79.4 million (including an increase of $32.8 million in stock-based compensation), advertising costs of $21.8 million, professional fees of $12.6 million and software license and maintenance costs of $6.1 million, partially offset by a decrease in amortization of intangibles of $8.9 million. The increase in gross profit was due to higher revenue and improved gross margin (74% in 2021 compared to 69% in 2020).
Adjusted EBITDA

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Adjusted EBITDA	$(9,354)	$(13,908)	$4,554	33%
As a percentage of revenue	(2)%	(5)%
For a reconciliation of net loss to operating loss to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $4.6 million to $9.4 million of a loss, due primarily to higher revenue and improved gross margin percentages, partially offset by increases in compensation expense, advertising costs, professional fees, and software license and maintenance costs.
Non-Operating Expenses

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Interest expense	$(438)	$—	$(438)	NM
Interest expense—related party	$(726)	$(9,116)	$8,390	92%
Other income (expense), net	$10,241	$93	$10,148	NM
Interest expense relates to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021. See “—Liquidity and Capital Resources—Revolving Credit Facility” for additional information about the Credit Facility.

Interest expense—related party relates to interest expense charged by IAC and its subsidiaries on the related party notes. The notes were repaid to IAC in January 2021.
Other income (expense), net generally relates to net foreign exchange gains and losses. For the year ended December 31, 2021, Other income (expense), net also includes a net gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business. For the year ended December 31, 2020, Other income (expense), net includes a gain of $0.5 million related to funds released from escrow related to the acquisition of Magisto and a gain of $0.3 million related to the sale of an investment.
Income tax provision

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(Dollars in thousands)
Income tax provision	$(828)	$(828)	$—	—%
For further details of income tax matters, see "Note 3—Income Taxes" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.
Vimeo is in a net operating loss ("NOL") position for U.S. federal and state income tax purposes and certain foreign jurisdictions. The largest deferred tax assets are NOLs. Vimeo has recorded a valuation allowance for its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.
For the year ended December 31, 2021 compared to year ended December 31, 2020, the income tax provision primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business, and was flat as pre-tax income in these jurisdictions did not change significantly.

PRINCIPLES OF FINANCIAL REPORTING

We have provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that use of this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is the metric on which our internal budgets are based and also the metric by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
 Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating loss excluding: (1) stock-based compensation expense; (2) depreciation; and (3) acquisition-related items consisting of (i) amortization of intangible assets, (ii) impairments of goodwill and intangible assets, if applicable, and (iii) gains and losses recognized on changes in the fair value of contingent consideration arrangements. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are non-cash in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net loss to Adjusted EBITDA is as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net loss	$(52,767)	$(50,628)
Add back:
Income tax provision	828	828
Other (income) expense, net	(10,241)	(93)
Interest expense—related party	726	9,116
Interest expense	438	—
Operating loss	(61,016)	(40,777)
Add back:
Stock-based compensation expense	44,893	11,665
Depreciation	923	460
Amortization of intangibles	5,846	14,744
Adjusted EBITDA	$(9,354)	$(13,908)

Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants of restricted stock units, Vimeo restricted shares, and stock appreciation rights ("SARs"), including performance-based SARs. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base. We also consider the dilutive impact of stock-based awards in GAAP diluted earnings per share, to the extent such impact is dilutive. Stock-based awards are generally settled on a gross basis in shares of Vimeo common stock such that individual award holders will pay their withholding tax obligation, generally by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable exercise).
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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents:
United States	$317,134	$107,018
All other countries	4,766	2,993
Total cash and cash equivalents	$321,900	$110,011

Debt—related party:
Promissory note due on demand—related party	$—	$44,565
Promissory note due May 2, 2023—related party	—	50,000
Total debt—related party	$—	$94,565
Vimeo's international cash can be repatriated without significant tax consequences.
For a detailed description of Debt—related party, see "Note 14—Related Party Transactions" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.
Cash Flow Information

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$15,954	$13,861
Investing activities	(6,824)	$42
Financing activities	$203,058	$93,868
Net cash provided by operating activities consists of earnings adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, gain on the sale of an asset, amortization of intangibles, provision for credit losses, and depreciation.
Year ended December 31, 2021
Adjustments to net loss consist primarily of $44.9 million of stock-based compensation expense, a $10.2 million net gain related to the sale of Vimeo's retained interest in its former hardware business, and $5.8 million of amortization of intangibles. The increase from changes in working capital primarily consists of increases in deferred revenue of $36.7 million and accounts payable and other liabilities of $14.1 million, partially offset by increases in accounts receivable of $19.2 million and prepaid expenses and other assets of $6.4 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to the timing of invoice payments, partially offset by the payment of related-party accrued interest. The increase in accounts receivable was primarily due to the implementation of a new billing system and growth in the business. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid software license and maintenance costs and insurance.
Net cash used in investing activities includes the acquisitions of Wibbitz and WIREWAX, net of cash acquired of $14.2 million, and proceeds of $7.9 million related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.4 million.
Net cash provided by financing activities includes $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A common stock and $3.4 million of proceeds from the exercise of stock options, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of equity awards of $4.1 million, and $1.4 million of deferred financing costs related to the Credit Facility.

Year ended December 31, 2020
Adjustments to net loss consist primarily of $14.7 million of amortization of intangibles, $11.7 million of stock-based compensation expense, and $1.8 million of provision for credit losses. The increase from changes in working capital primarily consists of increases in deferred revenue of $56.3 million, partially offset by an increase in accounts receivable of $7.4 million. The increase in deferred revenue was primarily due to growth in sales of annual subscriptions. The increase in accounts receivable was primarily related to growth in customers due, in part, to the effects of the COVID-19 pandemic and the timing of cash receipts.
Net cash provided by investing activities includes $0.5 million in funds released from escrow related to the 2019 acquisition of Magisto and $0.3 million in proceeds from the sale of an investment, partially offset by capital expenditures of $0.8 million, primarily related to leasehold improvements.
Net cash provided by financing activities includes $149.6 million in proceeds from the issuance of 8.7 million shares of Class A common stock and $32.6 million of proceeds from the issuance of related-party debt, partially offset by $35.5 million in principal payments on related-party debt, $31.1 million of dividends paid to Class A and Class B Vimeo OpCo common stockholders, $11.6 million for cash reimbursed to IAC for IAC common shares issued to settle Vimeo OpCo stock appreciation rights that were exercised in November and December of 2020, and $10.1 million of cash reimbursed to IAC for withholding taxes paid on behalf of Vimeo employees for the exercise of stock appreciation rights.
Liquidity and Capital Resources
Funding of Vimeo OpCo by IAC Prior to the Vimeo OpCo Primary Equity Raise in November 2020
Prior to Vimeo OpCo's November 10, 2020 primary equity sale, described below, Vimeo OpCo's principal source of liquidity had been the funding received from IAC and its subsidiaries, which was provided, in part, through IAC’s centrally managed U.S. treasury function. The funding by IAC had been sufficient to enable Vimeo OpCo to fund its normal operating requirements, including capital expenditures and acquisitions.
November 2020 Primary Equity Raise and Dividend
On November 10, 2020, Vimeo OpCo raised $150 million of equity capital via the sale of approximately 8.7 million shares of Vimeo OpCo Class A Voting common stock at a price of $17.33 per share, based on a pre-money valuation of $2.75 billion. During November 2020, Vimeo OpCo paid a cash dividend of $0.22 per share of Vimeo OpCo Class A Voting common stock and Vimeo OpCo Class B non-voting common stock to holders of record on November 5, 2020, for approximately $31 million in aggregate, of which $30.7 million was paid to IAC.
January 2021 Primary Equity Raise and Repayment of Debt Payable to IAC
In January 2021, Vimeo OpCo raised $300 million of equity capital via the sale of 6.2 million shares of Vimeo OpCo Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and 2.8 million shares of Vimeo OpCo Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation. A portion of the proceeds from the January 2021 primary equity raise was used to repay the debt payable to IAC, including accrued interest.
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At December 31, 2021, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At December 31, 2021, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
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
After the Spin-off, equity awards are settled in shares of Vimeo common stock, generally on a gross basis, such that individual award holders will be required to pay their withholding tax obligation, which they will generally be able to do by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable settlement).
Liquidity Assessment
At December 31, 2021, Vimeo had approximately $321.9 million in cash and cash equivalents and no debt. At December 31, 2021, approximately 87% of Vimeo’s subscribers were on annual subscription plans.
Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. This assessment includes the effect of non-cancellable purchase obligations, which primarily relate to cloud computing arrangements, and operating leases, which primarily relate to office space.. For further details, see "Note 12—Leases" and "Note 13—Commitments and Contingencies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data. Historically, Vimeo's capital expenditures have not been material; however, 2022 capital expenditures are expected to be higher than 2021 capital expenditures, driven primarily by increased leasehold improvements. The $100 million of available borrowings under Vimeo’s Credit Facility will be a potential source of additional financial flexibility and liquidity, if needed.
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
Off-Balance Sheet Arrangements
Other than the purchase obligations described in “Note 13— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, Vimeo does not have any off-balance sheet arrangements as of December 31, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following disclosure is provided to supplement the descriptions of Vimeo's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data in regard to significant areas of judgment. Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of Vimeo's accounting policies and estimates have a more significant impact on its consolidated financial statements than others. What follows is a discussion of Vimeo's critical accounting policies and estimates.
Business Combinations
Vimeo invested $14.2 million in acquisitions of businesses in 2021. Management makes a critical determination at the time of an acquisition related to the allocation of the purchase price of the business to the assets acquired and the liabilities assumed based upon their fair values including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill.
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values on the acquisition date and is complex because of the judgments involved in determining these values. The determination of purchase price and the fair value of monetary assets acquired and liabilities assumed is typically less complex and involves less judgment than the valuation of intangible assets. Vimeo usually obtains the assistance of outside valuation experts in the allocation of the purchase price to the identifiable intangible assets acquired, such as acquired technology, customer relationships, trade names and trademarks. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill.
In connection with certain business combinations, Vimeo has entered into contingent consideration arrangements that are determined to be part of the purchase price. Accrued contingent consideration as of December 31, 2021 was $12.2 million. There were no contingent consideration arrangements as of December 31, 2020.
The premise underlying the accounting for contingent consideration arrangements is that there are divergent views as to the acquired company’s valuation between Vimeo and the selling shareholders of the acquiree. Therefore, future payments of a portion of the purchase price may be linked to one or more financial (e.g., revenue and/or profit performance) and/or operating (e.g., number of subscribers or integration) metrics or milestones that will be achieved over a specified time frame in the future based upon the performance of the business. Each of these arrangements is evaluated to determine if contingent payments are part of the purchase price or post-acquisition compensation expense which would be recognized over any future service period. If determined to be part of the purchase price, such contingent payments are initially recorded at its fair value at the time of the acquisition and the fair value is included in the aggregate purchase price. Vimeo determines the fair value of the contingent consideration arrangements by using probability weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. The contingent consideration arrangements are reassessed and measured at fair value at each subsequent reporting period thereafter until settled. The changes in the fair value of the contingent consideration arrangements during each reporting period, including the accretion of the discount, if applicable, are recognized in “General and administrative expense” in the statement of operations. Significant changes in the specified forecasted financial or operating metrics can result in significant adjustments to fair value, which can result in volatility of general and administrative expense as the resulting remeasurement gains and losses are recorded.
Recoverability of Goodwill
Goodwill is Vimeo's largest asset, with a carrying value of $242.6 million and $219.3 million at December 31, 2021 and 2020, respectively.
Vimeo assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either the “operating segment level,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment in identifying operating segments and components, and whether or not any components can be aggregated for purposes of the impairment test. Management has determined that there is one operating segment and no components below that level, resulting in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
In assessing goodwill for impairment, Vimeo has the option to first perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If Vimeo determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it is not required to perform any additional tests in assessing goodwill for impairment. However, if Vimeo concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative assessment to determine the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment equal to the excess is recorded.
For Vimeo's annual goodwill test at October 1, 2021, a qualitative assessment of goodwill was performed because Vimeo concluded it was more likely than not that its fair value was in excess of its carrying value. The primary factor that the Company considered in determining that no impairment exists was that Vimeo’s October 1, 2021 market capitalization of $5.0 billion exceeded its carrying value by approximately $4.6 billion.
Stock-based Compensation
Stock-based compensation is one of the ways Vimeo attracts, retains, inspires and rewards our management team and employees, including those employed by recently acquired companies, by allowing them to benefit directly from the value they help to create. Vimeo recorded stock-based compensation expense of $44.9 million, $11.7 million, and $5.3 million for the years ended December 31, 2021, 2020, and 2019 respectively. Included in stock-based compensation expense in the year ended December 31, 2021 is a modification charge of $9.5 million in connection with the Spin-off and Vimeo Merger. The form of awards granted to the Company’s employees and non-employee directors in 2021 were generally restricted stock units (“RSUs”) and in previous years, stock appreciation rights ("SARs") and in the case of certain executives, performance-based SARs. Additionally, Vimeo entered into a Restricted Stock Agreement (the “RSA”) with Joseph Levin, Chairman of the Vimeo Board of Directors and IAC’s Chief Executive Officer, which provided for a grant of 4,870,500 shares of Vimeo common stock (“Vimeo Restricted Shares”).
RSUs
The grant-date fair value of a Vimeo RSU was determined based on the closing sale price of Vimeo’s common stock on the date of grant. For Vimeo OpCo RSUs granted (prior to the Spin-off) in 2021, the grant date-fair value was determined by reference to the pre-money valuation of Vimeo OpCo's January 2021 Primary Equity Raise which was the most recently completed equity transaction prior to the grant-date between Vimeo OpCo and unrelated third-parties.
SARs
The fair value of a SAR or performance-based SAR is estimated using the Black‑Scholes option‑pricing model, which requires the use of subjective assumptions to determine the inputs to the model, which include estimating the expected term from grant date to exercise, the expected volatility of the underlying shares, the risk‑free interest rates and the expected dividend yield.

Vimeo Restricted Shares
The terms of the RSA were determined pursuant to the existing requirements of Mr. Levin’s restricted stock agreement with IAC ("IAC RSA") as in effect prior to the Spin-off. The Vimeo Restricted Shares cliff vest on November 5, 2030, based on the satisfaction of certain Vimeo stock price targets and Mr. Levin’s continuous service as a Vimeo director through the vesting date. The number of Vimeo Restricted Shares subject to the RSA is the result of the 3,000,000 shares of IAC Restricted common stock, subject to the IAC RSA, multiplied by the Spin-off Exchange Ratio.
The Vimeo Restricted Shares contain both a service and market condition and the fair value was determined using a lattice model that incorporated a Monte Carlo simulation of Vimeo's stock price and IAC’s stock price. The attribution of the estimated fair values of the awards (the sum of the grant date fair value of the original IAC award, plus any incremental value as a result of the modification of original IAC award) between IAC and Vimeo, was determined on a proportional basis as a function of the estimated fair value of each respective award as of the date of the Spin-off. The amount allocated to Vimeo was $87.3 million and is expected to be recognized over the remaining requisite service period through November 2030 subject to Mr. Levin’s continuous service as a Vimeo director.
Recoverability and Estimated Useful Lives of Long-Lived Assets
Vimeo reviews the carrying value of all long-lived assets, comprising right-of-use assets ("ROU assets"), leasehold improvements and equipment, and intangible assets with definite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. In addition, Vimeo reviews the useful lives of its long-lived assets whenever events or changes in circumstances indicate that these lives may be changed. The carrying value of these long-lived assets is $27.4 million and $15.8 million at December 31, 2021 and 2020, respectively.
Income Taxes
Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2021 and 2020, Vimeo is in a three-year cumulative loss position and has recorded a full valuation allowance against its net deferred tax assets of $52.0 million and $51.7 million, respectively.
Vimeo evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when Vimeo concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when Vimeo subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2021 and 2020, Vimeo has unrecognized tax benefits of $2.5 million and $1.9 million, respectively. Vimeo considers many factors when evaluating and estimating its tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange
International revenue, which is based upon the location of the customer, accounted for 50%, 51%, and 49% of Vimeo's total revenue for the years ended December 31, 2021, 2020, and 2019, respectively. Vimeo's self-serve subscription plans are generally priced in local currency for international customers and Vimeo's sales-assisted subscription plans (formerly referred to as "enterprise subscription plans") are generally priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange losses of less than $0.1 million, $0.7 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019 respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vimeo, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, New York
March 1, 2022

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$321,900	$110,011
Accounts receivable, net of allowance of $1,324 and $476 at December 31, 2021 and December 31, 2020, respectively	29,451	12,785
Prepaid expenses and other current assets	18,811	7,932
Total current assets	370,162	130,728

Leasehold improvements and equipment, net	2,868	3,321
Goodwill	242,586	219,337
Intangible assets with definite lives, net	11,008	10,854
Other non-current assets	22,737	6,839
TOTAL ASSETS	$649,361	$371,079

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$17,501	$3,324
Promissory notes due on demand—related party	—	44,565
Deferred revenue	173,167	137,436
Accrued expenses and other current liabilities	67,385	47,432
Total current liabilities	258,053	232,757

Long-term debt—related party	—	50,000
Other long-term liabilities	20,713	3,242

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 156,708 shares issued and outstanding at December 31, 2021	1,567	—
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding at December 31, 2021	94	—
Class A Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 83,656 shares issued and outstanding at December 31, 2020	—	837
Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value; 150,000 shares authorized; 66,285 shares issued and outstanding at December 31, 2020	—	663
Preferred stock $0.01 par value; 100,000 and 50,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	704,796	366,676
Accumulated deficit	(335,776)	(283,009)
Accumulated other comprehensive loss	(86)	(87)
Total shareholders' equity	370,595	85,080
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$649,361	$371,079

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenue	$391,678	$283,218	$196,015
Cost of revenue (exclusive of depreciation shown separately below)	102,537	89,077	77,665
Gross profit	289,141	194,141	118,350
Operating expenses:
Research and development expense	105,586	64,238	46,946
Sales and marketing expense	152,691	105,630	87,337
General and administrative expense	85,111	49,846	34,189
Depreciation	923	460	478
Amortization of intangibles	5,846	14,744	9,653
Total operating expenses	350,157	234,918	178,603
Operating loss	(61,016)	(40,777)	(60,253)
Interest expense	(438)	—	—
Interest expense—related party	(726)	(9,116)	(8,538)
Other income (expense), net	10,241	93	(6,441)
Loss before income taxes	(51,939)	(49,800)	(75,232)
Income tax provision	(828)	(828)	(345)
Net loss	$(52,767)	$(50,628)	$(75,577)

Per share information:
Basic and diluted loss per share	$(0.33)	$(0.32)	$(0.47)

Dividends declared per share	$—	$0.22	$—

Stock-based compensation expense by function:
Cost of revenue	$493	$73	$13
Research and development expense	16,114	2,931	1,439
Sales and marketing expense	4,693	603	543
General and administrative expense	23,593	8,058	3,296
Total stock-based compensation expense	$44,893	$11,665	$5,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss	$(52,767)	$(50,628)	$(75,577)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	1	145	(78)
Total other comprehensive income (loss)	1	145	(78)
Comprehensive loss	$(52,766)	$(50,483)	$(75,655)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2021

	Common stock, 0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2020	$—	—	$—	—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(52,767)	—	(52,767)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	44,893	—	—	44,893
Amounts related to settlement of equity awards	18	1,856	—	—	1	133	—	—	(6,896)	—	—	(6,877)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)			—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)			—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance at December 31, 2021	$1,567	156,708	$94	9,399	$—	—	$—	—	$704,796	$(335,776)	$(86)	$370,595
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2020 and 2019

	Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value
	$	Shares	$	Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	(In thousands)
Balance at December 31, 2018	$635	63,488	$528	52,816	$48,855	$(125,722)	$(154)	$(75,858)
Net loss	—	—	—	—	—	(75,577)	—	(75,577)
Other comprehensive loss	—	—	—	—	—	—	(78)	(78)
Stock-based compensation expense	—	—	—	—	5,291	—	—	5,291
Amounts related to settlement of equity awards	—	50	—	—	—	—	—	—
Issuance of Vimeo OpCo common stock to IAC/InterActiveCorp in connection with the funding of the Magisto acquisition	115	11,462	132	13,205	168,227	—	—	168,474
Other	—	—	—	—	1,381	—	—	1,381
Balance as of December 31, 2019	$750	75,000	$660	66,021	$223,754	$(201,299)	$(232)	$23,633
Net loss	—	—	—	—	—	(50,628)	—	(50,628)
Other comprehensive income	—	—	—	—	—	—	145	145
Stock-based compensation expense	—	—	—	—	11,665	—	—	11,665
Amounts related to settlement of equity awards	—	—	3	264	(20,962)	—	—	(20,959)
Issuance of common stock, net of fees	87	8,656	—	—	149,513	—	—	149,600
Dividends	—	—	—	—	—	(31,082)	—	(31,082)
Other	—	—	—	—	2,706	—	—	2,706
Balance at December 31, 2020	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net loss	$(52,767)	$(50,628)	$(75,577)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	44,893	11,665	5,291
Amortization of intangibles	5,846	14,744	9,653
Depreciation	923	460	478
Provision for credit losses	1,428	1,834	1,245
(Gain) loss on the sale of an asset	(10,151)	(288)	6,237
Other adjustments, net	542	3,681	3,464
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(19,204)	(7,413)	(1,465)
Prepaid expenses and other assets	(6,400)	(3,707)	(1,308)
Accounts payable and other liabilities	14,146	(12,778)	7,519
Deferred revenue	36,698	56,291	17,285
Net cash provided by (used in) operating activities	15,954	13,861	(27,178)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(14,241)	500	(168,139)
Capital expenditures	(445)	(844)	(2,801)
Proceeds from the sale of an asset	7,862	288	2,215
Other, net	—	98	(3,471)
Net cash (used in) provided by investing activities	(6,824)	42	(172,196)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	299,750	149,600	—
Principal payments on related-party debt	(94,565)	(35,457)	—
Proceeds from issuance of related-party debt	—	32,563	32,249
Deferred financing costs	(1,440)	—	—
Dividends	—	(31,079)	—
Withholding taxes paid related to equity awards	(4,051)	(10,125)	(266)
Issuance of Vimeo OpCo common stock to IAC/InterActiveCorp in connection with the funding of the Magisto acquisition	—	—	168,474
Proceeds from exercise of stock options	3,364	—	—
Reimbursement to IAC/InterActiveCorp for IAC common shares issued to settle Vimeo OpCo stock appreciation rights	—	(11,634)	—
Net cash provided by financing activities	203,058	93,868	200,457
Total cash provided	212,188	107,771	1,083
Effect of exchange rate changes on cash and cash equivalents and restricted cash	120	303	(128)
Net increase in cash and cash equivalents and restricted cash	212,308	108,074	955
Cash and cash equivalents and restricted cash at beginning of period	110,037	1,963	1,008
Cash and cash equivalents and restricted cash at end of period	$322,345	$110,037	$1,963

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
Description of Business
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
Spin-off
On May 25, 2021, Vimeo completed its separation from IAC/InterActiveCorp ("IAC") through a series of transactions (which we refer to as the “Spin-off”) that resulted in the pre-transaction stockholders of IAC directly owning shares in both IAC and Vimeo, and in Vimeo becoming a separately traded public company.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which Vimeo has a controlling interest ("subsidiaries"), and in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.
All intercompany balances and transactions between and among Vimeo and its subsidiaries have been eliminated. All related party balances between Vimeo and IAC and its subsidiaries, other than borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities" and "Other long-term liabilities". Outstanding borrowings as of December 31, 2020, related to amounts evidenced by notes between Vimeo and certain IAC subsidiaries, are reflected in the accompanying consolidated balance sheet as "Promissory notes due on demand—related party" and "Long-term debt—related party."
All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as financing activities.
Prior to the Spin-off, the consolidated financial statements of Vimeo OpCo and subsidiaries were prepared on a standalone basis and were derived from the historical accounting records of Vimeo OpCo and IAC. The accompanying consolidated financial statements reflect the historical financial position, results of operations and cash flows of Vimeo and its subsidiaries since their respective dates of acquisition by Vimeo and the allocation to Vimeo of certain IAC corporate expenses relating to Vimeo based on the historical accounting records of IAC. The allocation of certain IAC corporate expenses is reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." Additionally, income taxes were computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo’s share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. In management’s opinion, the assumptions underlying the historical consolidated financial statements of Vimeo, including the basis on which the expenses have been allocated from IAC, are reasonable. However, these allocations may not reflect the expenses that Vimeo would have incurred as an independent, standalone company for the periods presented.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and sales-assisted subscription plans (formerly referred to as "enterprise subscription plans"). Revenue, in the amount that reflects the consideration Vimeo expects to be entitled to, is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.
Vimeo's disaggregated revenue disclosures are presented in "Note 16—Financial Statement Details."
Vimeo accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the promised services or goods is transferred to Vimeo's customers and in an amount that reflects the consideration Vimeo expects to be entitled to in exchange for those services or goods.
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
Transaction Price
The objective of determining the transaction price is to estimate the amount of consideration Vimeo is due in exchange for its services or goods. Vimeo determines the total transaction price at contract inception and reassesses this estimate each reporting period.
Vimeo excludes from the measurement of transaction price all taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers. Accordingly, these taxes are not included as a component of revenue or cost of revenue.
For contracts that have an original duration of one year or less, Vimeo does not consider the time value of money applicable to such contracts.
Arrangements with Multiple Performance Obligations
Vimeo’s contracts with customers may include multiple performance obligations. For such arrangements, Vimeo allocates revenue to each performance obligation based on its relative standalone selling price. Vimeo generally determines

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Vimeo has determined that certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, Vimeo has elected the practical expedient to expense the costs as incurred. Vimeo capitalizes and amortizes mobile app store fees over the term of the applicable subscription.
During the years ended December 31, 2021, 2020, and 2019, Vimeo recognized expense of $7.1 million, $7.7 million, and $5.0 million related to the amortization of these costs. The current contract asset balances are $3.5 million and $2.7 million at December 31, 2021 and 2020, respectively. The non-current contract asset balances are $6.2 million and $4.9 million at December 31, 2021 and 2020, respectively. The current and non-current contract assets are included in "Prepaid expenses and other current assets" and "Other non-current assets," respectively, in the accompanying consolidated balance sheet.
Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract by contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances at December 31, 2021 were $173.2 million and $1.3 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The current and non-current deferred revenue balances at December 31, 2020 were $137.4 million and $0.8 million, respectively. During the year ended December 31, 2021, Vimeo recognized $137.0 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $84.1 million of revenue that was included in the deferred revenue balance as of December 31, 2019.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of less than 91 days from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds. Internationally, cash equivalents consist of time deposits. Prior to the November 10, 2020 equity sale, Vimeo participated in IAC's centrally managed U.S. treasury function in which IAC swept Vimeo's domestic cash. Cash and cash equivalents are principally maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.
Accounts Receivable, Net of Allowance for Credit Losses
Accounts receivable includes amounts billed and currently due from customers. Vimeo maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, Vimeo’s previous loss history and the specific customer’s ability to pay its obligation. The time between Vimeo's issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the allowance for credit losses are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
	(In thousands)
Balance at beginning of period	$476	$273
Provision for credit losses	1,428	1,834
Write-offs charged against the allowance	(1,268)	(1,645)
Recoveries collected	699	14
Other	(11)	—
Balance at end of period	$1,324	$476

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation of leasehold improvements and equipment is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter. Repairs and maintenance costs are expensed as incurred. Leasehold improvements and equipment, net is as follows:

	December 31,		Estimated Useful Lives
	2021	2020
	(In thousands)
Leasehold improvements	$3,498	$3,276	Shorter of lease term or 10 Years
Computer and other equipment	961	757	2 to 10 Years
Total leasehold improvements and equipment	4,459	4,033
Accumulated depreciation and amortization	(1,591)	(712)
Leasehold improvements and equipment, net	$2,868	$3,321
Leases
Vimeo leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent Vimeo’s right to use the underlying assets for the lease term and lease liabilities represent the present value of Vimeo’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's incremental borrowing rates on the lease commencement date or January 1, 2019 for leases that commenced prior to that date. Vimeo combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain Vimeo will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. Vimeo has elected not to record leases with an initial term of twelve months or less on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Vimeo’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Business Combinations
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values on the acquisition date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. Vimeo generally uses the assistance of outside valuation experts to assist in the allocation of purchase price to the

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill.
Goodwill
Vimeo assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either an “operating segment,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there are multiple operating segments and/or components, and if so, whether their operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of performing the 2021 impairment test, management has determined that there is one operating segment and no components below that level, which results in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
When Vimeo elects to perform a qualitative assessment and concludes it is not more likely than not that its fair value is less than its carrying value, no further assessment of goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of Vimeo is determined. If the carrying value of Vimeo exceeds its fair value, an impairment equal to the excess is recorded.
For Vimeo's annual goodwill test at October 1, 2021, a qualitative assessment of goodwill was performed because Vimeo concluded it was more likely than not that its fair value was in excess of its carrying value. The primary factor that the Company considered in determining that no impairment exists was that Vimeo’s October 1, 2021 market capitalization of $5.0 billion exceeded its carrying value by approximately $4.6 billion.
Long-Lived Assets with Definite Lives
Long-lived assets (which consist of ROU assets, leasehold improvements and equipment, and intangible assets) with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is based on the pattern in which the economic benefits of the asset are expected to be realized, which is generally on a straight-line basis.
Fair Value Measurements
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
•Level 3: Unobservable inputs for which there is little or no market data and for which Vimeo must develop its own assumptions, based on the best information available in the circumstances, about the inputs that market participants would use in pricing the assets or liabilities. See "Note 6—Financial Instruments and Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising Costs
Advertising costs are expensed when incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which is primarily conferences and events. Advertising expense was $87.1 million, $65.4 million, and $60.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Income Taxes
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For all periods presented, the income tax provision was computed on an as if standalone, separate tax return basis.
Vimeo accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. Vimeo records interest, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision.
Vimeo evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when Vimeo concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when Vimeo subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained.
Loss per Share
Basic loss or earnings per share is computed by dividing net loss or earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from stock-based awards. Given that Vimeo has reported a loss for each of the years ended December 31, 2021, 2020, and 2019, the effect of any potentially dilutive securities, such as the Company's stock-based awards, would be anti-dilutive, and therefore are excluded from the computation of diluted loss per share. See "Note 11—Loss per Share" for additional information on dilutive securities.
Foreign Currency
The functional currency of foreign entities is generally the local currency. Functional currency denominated (i) assets and liabilities are translated at the rates of exchange as of the balance sheet date, and (ii) revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of "Other income (expense), net".
Stock-Based Compensation
Vimeo measures and recognizes compensation expense, net of estimated forfeitures for all stock‑based awards based on the grant date fair value of the award. Stock-based compensation expense is recognized ratably over the vesting period, and in the case of performance-based SARs, over the vesting period when the performance targets are probable of being achieved. Estimated forfeitures are based on an analysis of historical forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The grant-date fair value of a RSU is determined based on the closing sale price of the Company’s common stock on the date of grant. The fair value of a SAR or performance-based SAR is estimated using the Black‑Scholes option‑pricing model, which requires the use of subjective assumptions to determine the inputs to the model, which include estimating the expected term from grant date to exercise, the expected volatility of the underlying shares, the risk‑free interest rates and the expected dividend yield. See "Note 10—Stock-Based Compensation" for additional information.
Recent Accounting Pronouncements
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Vimeo adopted ASU No. 2021-08 effective October 28, 2021. ASU No. 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of ASU No. 2021-08 did not have a material impact on Vimeo's consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3—INCOME TAXES
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For all periods presented, current and deferred income tax provision have been computed on an as if standalone, separate tax return basis. Payments to and refunds from IAC for Vimeo's share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows.
U.S. and foreign (loss) earnings before income taxes are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
U.S.	$(54,085)	$(52,007)	$(76,052)
Foreign	2,146	2,207	820
Loss before income taxes	$(51,939)	$(49,800)	$(75,232)
The income tax provisions for the years ended December 31, 2021, 2020, and 2019 primarily relate to international and state taxes for jurisdictions in which Vimeo conducts business. The components of the income tax provision are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2021	2020	2019
	(In thousands)
Current income tax provision:
Federal	$52	$—	$—
State	85	64	39
Foreign	761	561	242
Current income tax provision	898	625	281

Deferred income tax (benefit) provision:
Federal	(20)	270	—
State	(5)	—	—
Foreign	(45)	(67)	64
Deferred income tax (benefit) provision	(70)	203	64
Income tax provision	$828	$828	$345
Vimeo is in a net operating loss ("NOL") position for U.S. federal and state income tax purposes and certain foreign jurisdictions. The largest deferred tax assets are NOLs. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses. The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$33,897	$31,721
Tax credit carryforwards	9,066	6,903
Intangible assets with definite lives	2,247	3,992
Disallowed interest carryforwards	227	3,705
Stock-based compensation	5,467	3,013
Other	8,309	5,477
Total deferred tax assets	59,213	54,811
Less: valuation allowance	(52,023)	(51,689)
Net deferred tax assets	7,190	3,122

Deferred tax liabilities:
Prepaid expenses	(3,835)	(2,345)
Leasehold improvements and equipment	(299)	(415)
Right-of-use assets	(2,561)	(343)
Withholding taxes	(506)	(270)
Total deferred tax liabilities	(7,201)	(3,373)
Net deferred tax liability	$(11)	$(251)
In connection with the Spin-off, Vimeo was allocated an estimated portion of tax attributes related to the IAC consolidated federal and state tax filings pursuant to the Internal Revenue Code ("IRC") and applicable state law. Vimeo's net deferred tax position (computed on an as if standalone, separate return basis) was adjusted to reflect the estimated allocation with a corresponding adjustment to the valuation allowance. The allocation of tax attributes will be finalized following the

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
completion of the 2021 U.S. federal and state tax filings which will be impacted by multiple factors, including, but not limited to, the amount of taxable income or loss generated by the IAC consolidated tax group in the year ended December 31, 2021.
The composition of Vimeo's NOLs as of December 31, 2021 is as follows:

	Federal	State	Foreign	Total
	(In thousands)
Subject to expiration (a)	$27,324	$53,867	$—	$81,191
Indefinite carryforward (b)	65,765	7,466	46,938	120,169
Total NOLs (c)	$93,089	$61,333	$46,938	$201,360
____________________
(a)    Federal and state NOLs will expire at various times from 2033 through 2037 and 2022 through 2041, respectively.
(b)    All indefinite carryforward federal NOLs are subject to the Tax Cuts and Jobs Act 80% taxable income limitation.
(C)    Federal and state NOLs of $13.6 million and $12.9 million, respectively, are subject to limitations under IRC Section 382, separate return limitations, and applicable law.

At December 31, 2021, Vimeo has tax credit carryforwards of $11.5 million. Of this amount, $9.5 million relates to credits for research activities and $2.0 million relates to credits for foreign taxes. These credit carryforwards will expire between 2026 and 2041.
Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning, and historical experience. During 2021, Vimeo's valuation allowance increased by $0.3 million, primarily due to an increase in federal, state, and acquired foreign NOLs, partially offset by a decrease in attributes resulting from the Spin-off allocation. At December 31, 2021, Vimeo has a valuation allowance of $52.0 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to loss before income taxes is shown as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax benefit at the federal statutory rate of 21%	$(10,907)	$(10,458)	$(15,799)
State income taxes, net of effect of federal tax benefit	(138)	(159)	31
Change in valuation allowance	16,883	14,711	16,464
Stock-based compensation	(4,041)	(2,979)	299
Research credit	(2,163)	(1,439)	(1,049)
Transaction costs	698	573	2
Other, net	496	579	397
Income tax provision	$828	$828	$345
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$1,921	$1,475	$1,026
Additions based on tax positions related to prior years	—	538	—
Settlements	(329)	(645)	—
Additions based on tax positions related to the current year	927	553	449
Balance at end of period	$2,519	$1,921	$1,475
Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the "Income tax provision" in the accompanying consolidated statement of operations.
At December 31, 2021, 2020, and 2019, unrecognized tax benefits were $2.5 million, $1.9 million, and $1.5 million, respectively. A portion of unrecognized tax benefits as of December 31, 2021 relate to tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2021, 2020, and 2019 were subsequently recognized, there would be no impact to income tax expense due to the valuation allowance on deferred tax assets. Vimeo does not expect any settlements or changes to the existing unrecognized tax benefits by December 31, 2022.
Vimeo is routinely under audit by federal, state, local, and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing, amount, and allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has substantially completed its audit of IAC's federal income tax returns for the years ended December 31, 2013 through 2017 and has begun its audit of the years ended December 31, 2018 and 2019, which includes the operations of the Company. The statute of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Various other jurisdictions are open to examination for tax years beginning with 2009. Income taxes payable, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet, include unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
NOTE 4—BUSINESS COMBINATIONS
On November 10, 2021 and December 6, 2021, Vimeo completed the acquisitions of 100% of the equity interests of Wibbitz Ltd. ("Wibbitz"), a leading enterprise video creation suite, and WIREWAX Ltd. ("WIREWAX"), a leader in interactive and shoppable video, respectively. The aggregate purchase price of both acquisitions consisted of cash consideration and contingent consideration, based on a combination of certain financial metrics and integration milestones. Due to the timing of the acquisitions, the Company’s purchase accounting related to the valuation of the contingent consideration arrangements, intangible assets, and goodwill, is not yet complete and subject to revision.
NOTE 5—GOODWILL AND INTANGIBLE ASSETS WITH DEFINITE LIVES
Goodwill and intangible assets with definite lives, net are as follows:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$242,586	$219,337
Intangible assets with definite lives, net of accumulated amortization	11,008	10,854
Total goodwill and intangible assets with definite lives, net	$253,594	$230,191

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the carrying value of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Balance at beginning of period	$219,337	$219,374
Additions (a)	23,249	—
Deductions	—	(37)
Balance at end of period	$242,586	$219,337
____________________
(a)    2021 additions relate to the acquisitions of Wibbitz and WIREWAX.

At December 31, 2021 and 2020, intangible assets with definite lives are as follows:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$26,500	$(22,026)	$4,474	3.5
Customer relationships	21,200	(14,666)	6,534	3.8
Trade names	3,000	(3,000)	—	1.7
Total	$50,700	$(39,692)	$11,008	3.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$25,500	$(19,418)	$6,082	3.6
Customer relationships	16,200	(11,837)	4,363	3.9
Trade names	3,000	(2,591)	409	1.7
Total	$44,700	$(33,846)	$10,854	3.6
At December 31, 2021, amortization of intangible assets with definite lives is estimated to be as follows:

Years Ending December 31,	(In thousands)
2022	$5,906
2023	3,116
2024	1,361
2025	625
Total	$11,008

NOTE 6—FAIR VALUE MEASUREMENTS

Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$305,836	$—	$—	$305,836

Liabilities:
Contingent consideration arrangements	$—	$—	$12,200	$12,200

	December 31, 2020
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$104,852	$—	$—	$104,852
Time deposits	—	544	—	544
Total	$104,852	$544	$—	$105,396
Vimeo's non-financial assets, such as goodwill, intangible assets with definite lives, ROU assets and leasehold improvements and equipment, are adjusted to fair value only if an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Year Ended December 31, 2021
(In thousands)
Balance at beginning of period	$—
Fair value at date of acquisition	12,200
Total net losses (gains):
Included in operating loss	—
Settlements	—
Balance at end of period	$12,200

Contingent Consideration Arrangements

At December 31, 2021, the Company has two outstanding contingent consideration arrangements related to business combinations. The maximum contingent payments related to these arrangements is $25.0 million.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
These contingent consideration arrangements are based upon financial performance and the satisfaction of certain integration milestones. The fair value of each of these contingent consideration arrangements is sensitive to changes in the expected achievement of the financial targets and integration milestones, if applicable. The fair value of each of the contingent consideration arrangements was determined by using probability weighted analyses to determine the amount of estimated payments, discounted to fair value by applying a discount rate that appropriately captures the risk associated with the obligation. The Company remeasures the fair value of each contingent consideration arrangement each reporting period and any adjustments are recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The non-current contingent consideration liability balance at December 31, 2021 was $12.2 million and is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. There is no contingent consideration liability outstanding at December 31, 2020.

NOTE 7—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At December 31, 2021, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At December 31, 2021, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
NOTE 8—SHAREHOLDERS' EQUITY
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Sale of Common Stock
In January 2021, Vimeo OpCo raised $300 million of equity capital via the sale of approximately 6.2 million shares of its Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and approximately 2.8 million shares of its Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation.
On November 10, 2020, Vimeo OpCo raised $150 million of equity capital via the sale of approximately 8.7 million shares of its Class A Voting common stock at a price of $17.33 per share, based on an enterprise value of approximately $2.75 billion.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of foreign currency translation adjustments is shown as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at beginning of period	$(87)	$(232)	$(154)
Other comprehensive income (loss)	1	145	(78)
Balance at end of period	$(86)	$(87)	$(232)
At December 31, 2021, 2020, and 2019, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 10—STOCK-BASED COMPENSATION
Vimeo currently has one active plan, the 2021 Stock and Annual Incentive Plan (the "2021 Plan"), including an Israeli Appendix, which was adopted in connection with the Spin-off. The 2021 Plan replaced the Vimeo, LLC 2012 Incentive Plan, the Vimeo, Inc. 2017 Incentive Plan and the Vimeo, Inc. 2019 Incentive Plan (including an Israeli Appendix), collectively referred to as the “Prior Plans.” The Prior Plans were automatically terminated and replaced and superseded by the 2021 Plan upon the completion of the Spin-off. Any and all awards granted under the Prior Plans, remain in effect on their pre Spin-off terms pursuant to the 2021 Plan, subject to adjustment in connection with the Spin-off and the Vimeo Merger. The 2021 Plan also covers vested IAC stock options that were converted into Vimeo stock options in connection with the Spin-off.
The 2021 Plan authorizes the Company to grant equity awards to its employees, officers, directors and consultants covering an aggregate of up to 10.0 million shares of the Company's common stock (in addition to previously-awarded shares). At December 31, 2021, there are 8.4 million shares available for grant under the 2021 Plan.

Equity awards provided for in the 2021 Plan include SARs, stock options, RSUs, and other stock-based awards related to shares of Vimeo common stock. The exercise price of stock options and SARs cannot be less than the market value of Vimeo common stock on the grant date. In connection with the settlement of stock-based awards, shares of Vimeo common stock may be issued either from authorized but unissued shares or from treasury stock. SARs issued to date generally vest in four equal annual installments over a four‑year period. RSUs issued to date generally cliff vest in either one year or three years from the grant date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vimeo recorded stock-based compensation expense of $44.9 million, $11.7 million, and $5.3 million for the years ended December 31, 2021, 2020, and 2019 respectively. Included in stock-based compensation expense in the year ended December 31, 2021 is a modification charge of $9.5 million in connection with the Spin-off and Vimeo Merger. The form of awards granted to the Company’s employees and non-employee directors in 2021 were generally restricted stock units (“RSUs”) and in the case of the Chairman of the Vimeo Board of Directors, 4,870,500 shares of Vimeo common stock (“Vimeo Restricted Shares”); and in prior years, generally stock appreciation rights ("SARs") and in the case of certain executives, performance-based SARs.
At December 31, 2021, there was $78.1 million of unrecognized compensation cost, net of estimated forfeitures, related to all outstanding SARs and RSUs which is expected to be recognized over a weighted-average period of 2.3 years. Additionally, there was $81.7 million of unrecognized compensation cost related to the Vimeo Restricted Shares, which is expected to be recognized over the remaining vesting period of 8.8 years. For more information on the impact of the Spin-off and the Vimeo Merger on equity awards refer to "Note 1—Organization and Basis of Presentation."
Vimeo is currently in an NOL position with a full valuation allowance. Therefore, no income tax benefit was recognized in the accompanying consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019 related to equity awards.
Stock appreciation rights and stock options
The weighted average grant date fair value for SARs granted during the years ended December 31, 2020 and 2019 is $2.16 and $2.14, respectively. Stock options outstanding as of December 31, 2021 relate solely to the conversion of vested IAC stock options into Vimeo stock options in connection with the Spin-off as more fully described in "Note 1—Organization and Basis of Presentation. The summary of the weighted average assumptions used to value SARs at their grant date for the years ended December 21, 2020 and 2019 is as follows.

	Years Ended December 31,
	2020	2019
Expected volatility	38%	41%
Risk-free interest rate	1.0%	1.8%
Expected term	3.3 years	3.4 years
Dividend yield	—%	—%
The total intrinsic value of awards exercised during the years ended December 31, 2021, 2020, and 2019 is $49.4 million, $23.9 million, and $0.6 million, respectively. Total cash received from the exercise of stock options for the year ended December 31, 2021 was $3.4 million. There was no cash received from exercises of SARs, as by their nature, are settled net of the exercise price with the award holder entitled to receive value equal to any appreciation in the award.
SARs and stock options outstanding at December 31, 2021 and changes during the year ended December 31, 2021 are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)
Outstanding Vimeo OpCo SARs at December 31, 2020	13,897	$6.42
Granted	63	35.35
Exercised	(305)	5.52
Forfeited or Expired	(178)	6.56
Outstanding Vimeo OpCo SARs prior to Spin-off	13,477	6.57

Outstanding Vimeo SARs after Spin-off (a)	13,686	6.49
Conversion of Vested IAC Stock Options (b)	6,201	4.33
Exercised	(2,162)	4.87
Forfeited or Expired	(238)	7.01
Outstanding Vimeo SARs and Stock Options at December 31, 2021	17,487	5.91	6.1	$210,640
Exercisable Vimeo SARs and Stock Options at December 31, 2021	13,350	$5.38	5.5	$167,984
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

As of December 31, 2021, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of Vimeo SARs and stock options that either had vested or are expected to vest approximate the corresponding amounts for Vimeo SARs and stock options outstanding.
Restricted stock units
The weighted-average fair value of Vimeo RSUs granted in 2021 was $26.11. The weighted average fair value of Vimeo OpCo RSUs granted (prior to the Spin-off) in the years ended December 31, 2021 and 2020 was $35.35 and $17.33, respectively. There were no Vimeo OpCo RSUs granted in the year ended December 31, 2019.
The intrinsic value of RSUs that vested during the year ended December 31, 2021 was less than $0.1 million. There were no RSUs that vested during the years ended December 31, 2020 and 2019.
Unvested RSUs outstanding at December 31, 2021 and changes during the year ended December 31, 2021 are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested Vimeo OpCo RSUs at December 31, 2020	88	$17.33
Granted	1,734	35.35
Forfeited	(5)	35.35
Unvested Vimeo OpCo RSUs prior to Spin-off	1,817	34.48

Unvested Vimeo RSUs after Spin-off (a)	1,844	34.70
Granted	1,619	26.11
Released	(2)	$33.33
Forfeited	(117)	$36.23
Unvested Vimeo RSUs at December 31, 2021	3,344	$30.49
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
Vimeo Restricted Shares granted pursuant to the RSA will cliff vest on November 5, 2030 based on satisfaction of certain Vimeo stock price targets and Mr. Levin’s continuous service as a Vimeo director through the vesting date. The number of Vimeo Restricted Shares subject to the RSA is the result of the 3,000,000 shares of IAC Restricted common stock, subject to Mr. Levin’s restricted stock agreement with IAC, multiplied by the Spin-off Exchange Ratio.
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
Modification

In connection with the Spin-off and Vimeo Merger, the Company modified certain equity awards resulting in a modification charge of $14.0 million, of which $9.5 million was recognized as stock-based compensation expense in the year ended December 31, 2021. The remaining charge, net of forfeitures, is expected to be recognized over the remaining requisite service period of the modified awards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—LOSS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. The Vimeo Restricted Shares are participating securities because these shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. No allocation of undistributed losses has been made as the Vimeo Restricted Shares do not participate in losses of the Company.
The computation of basic and diluted loss per share attributable to common shareholders is as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net loss	$(52,767)	$(50,628)	$(75,577)

Denominator: (a) (b) (c)
Denominator for earnings per share—weighted average shares	159,884	159,381	159,381

Loss per share attributable to common stock shareholders:
Loss per share	$(0.33)	$(0.32)	$(0.47)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at December 31, 2021 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of the conditions described in "Note 10—Stock-Based Compensation."
(b)    For the year ended December 31, 2021, approximately 25.7 million potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.
(c)    Weighted average basic and dilutive shares outstanding for the years ended December 31, 2020 and 2019 reflect Vimeo's outstanding shares immediately after the completion of the Spin-off as described in "Note 1—Organization and Basis of Presentation."

NOTE 12—LEASES
The ROU assets and lease liabilities on the consolidated balance sheet are as follows:

		December 31,
Leases	Balance Sheet Classification	2021	2020
		(In thousands)
Assets:
Right-of-use assets	Other non-current assets	$13,534	$1,588

Liabilities:
Current lease liabilities	Accrued expenses and other current liabilities	$7,299	$642
Long-term lease liabilities	Other long-term liabilities	6,709	1,027
Total lease liabilities		$14,008	$1,669

Components of lease expense are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
Lease Expense	2021	2020	2019
	(In thousands)
Fixed (a)	$3,884	$957	$3,770
Short-term	553	273	214
Variable	119	143	72
Sublease income	—	(61)	(154)
Total lease expense, net	$4,556	$1,312	$3,902

	Years Ended December 31,
Lease Expense Income Statement Classification	2021	2020	2019
	(In thousands)
Cost of revenue	$304	$31	$52
Research and development expense	1,984	446	413
Sales and marketing expense	1,163	187	173
General and administrative expense (a)	1,105	648	3,264
Total lease expense, net	$4,556	$1,312	$3,902
_____________________
(a) Fixed lease expense (included in "General and administrative expense") includes approximately $2.1 million of lease impairment charges in the year ended December 31, 2019.
Maturities of lease liabilities as of December 31, 2021 (in thousands) (b) are as follows:

Years Ended December 31,	(In thousands)
2022	$7,294
2023	4,339
2024	838
2025	860
2026	527
Thereafter	416
Total	14,274
Less: interest	(266)
Total lease liabilities	$14,008
_____________________
(b)    As of December 31, 2021, the Company had no legally binding minimum lease payments for leases signed but not yet commenced.
The weighted average assumptions used for lease term and discount rate are as follows:

	December 31,
	2021	2020	2019
Remaining lease term	2.60 years	2.73 years	3.69 years
Discount rate	3.1%	2.97%	5.63%
Other information related to leases is as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Other Information:
Right-of-use assets obtained in exchange for lease liabilities	$15,654	$1,322	$829
Cash paid for amounts included in the measurement of lease liabilities	$3,543	$3,601	$1,778

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
Vimeo has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under non-cancelable unconditional purchase obligations as of December 31, 2021, principally consist of payments for various cloud computing contracts and are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$58,475	$10,623	$—	$—	$69,098

Contingencies
In the ordinary course of business, Vimeo is, and from time to time may become, a party to various legal proceedings. Vimeo establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against Vimeo, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Vimeo also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations or financial condition of Vimeo. See "Note 3—Income Taxes" for additional information related to income tax contingencies.
EMI/Capitol Records Copyright Infringement Litigation

In December 2009, a group of music publishers owned by EMI Music Publishing (now owned by Sony/ATV Music Publishing, a subsidiary of Sony Entertainment) and a group of then EMI-affiliated record companies, including Capitol Records (now owned by Universal Music Group), filed two lawsuits against Vimeo and its former owner, Connected Ventures, in the U.S. District Court for the Southern District of New York. See Capitol Records, LLC v. Vimeo, LLC, No. 09 Civ. 10101 (S.D.N.Y.) and EMI Blackwood Music, Inc. v. Vimeo, LLC, No. 09 Civ. 10105 (S.D.N.Y.). In both cases, plaintiffs allege that Vimeo infringed their music copyrights (in the publishers’ musical compositions and the record companies’ sound recordings) by hosting and streaming videos uploaded by users (and in certain cases, former employees) featuring their musical works. Plaintiffs seek, among other things, injunctive relief and monetary damages. The initial complaints identified 199 videos as infringing (which Vimeo removed post-suit).

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs’ state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit’s judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability the assertion that Vimeo had “red flag” knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court’s other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit.

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

Sony/Universal/Warner Copyright Litigation

In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs’ copyrights by hosting and streaming user-uploaded videos that contain plaintiffs’ copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
things, injunctive relief. On November 3, 2021, Vimeo filed its initial brief. On November 23, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.

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

Vimeo moved to compel arbitration of the case. On June 1, 2020, the district court denied Vimeo’s motion. On June 18, 2020, Vimeo filed an appeal to the U.S. Court of Appeals for the Seventh Circuit. The parties subsequently fully briefed the appeal. At a mediation held on January 7, 2022, the parties reached a settlement in principle. On January 24, 2022, the parties filed a joint motion, inter alia, to hold the appeal in abeyance pending finalization of the settlement in principle.

Vimeo denies liability in connection with this lawsuit.
NOTE 14—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Spin-off
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements. These agreements include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. These agreements were entered into as of May 24, 2021 and are filed as exhibits to the Annual Report on Form 10-K of which these financial statements form a part, and the summaries of these documents that follow are qualified in their entirety by reference to the full text of those documents.

Through December 31, 2021, Vimeo (i) participated in IAC's health and welfare benefit plans, (ii) obtained certain services through contracts that are held in IAC's name, for which Vimeo reimbursed IAC and (iii) obtained from IAC (or provided to) certain corporate support services. The total related charges for the years ended December 31, 2021, 2020, and 2019 were $12.8 million, $10.3 million, and $9.3 million, respectively. At December 31, 2021, Vimeo had a current payable due to IAC of $6.4 million, which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in January 2022. At December 31, 2020, there was no amount due to IAC. Certain of the services subject to these agreements have continued into 2022.

Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo occupies in IAC's headquarters at 555 West 18th Street in New York City. The term of the lease expires on May 31, 2022, at which point Vimeo has the right to extend the term for four consecutive periods of one year each on the same terms set forth in the lease. Additionally, in November 2021 Vimeo entered into a sublease agreement with HomeAdvisor, Inc., an indirect subsidiary of IAC, whereby Vimeo agreed to sublease from HomeAdvisor the 10th floor at 330 West 34th Street in New York City. The initial term of the sublease is one year and expires on October 31, 2022 and will automatically renew unless earlier terminated by either party. At December 31, 2021 Vimeo had a current lease liability of $6.1 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $3.4 million included in "Other long-term liabilities" in the accompanying consolidated balance sheet related to these leases. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the space it occupied in IAC' s headquarters building. The total rent expense for the years ended December 31, 2021, 2020, and 2019 were $4.4 million, $3.8 million, and $3.8 million, respectively.

For periods prior to the Spin-off, Vimeo’s consolidated statement of operations includes allocations of costs, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue. Allocated costs were $1.0 million, $6.1 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. These allocations are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Separation Agreement

The separation agreement provided for restructuring transactions including, among other things, the transfer to Vimeo of IAC’s equity interests in Vimeo OpCo and the repayment by Vimeo OpCo of all outstanding intercompany debt owed to IAC and its subsidiaries (other than Vimeo OpCo’s subsidiaries). The separation agreement also provided for the pre-Spin-off adoption of the certificate of incorporation and by-laws of Vimeo that came into effect at the time of the Spin-off.

Tax Matters Agreement

In connection with the Spin-off, IAC and Vimeo entered into a tax matters agreement that governs the parties’ respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Distribution to qualify as tax-free for U.S. federal income tax purposes), entitlement to refunds, allocation of tax attributes, preparation of tax returns, control of tax contests and other tax matters.

In addition, the tax matters agreement imposes certain restrictions on Vimeo and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) designed to preserve the tax-free status of the Distribution. The tax matters agreement provides special rules that allocate tax liabilities in the event the Distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355(a) and 368(a)(1)(D) of the Code. Under the tax matters agreement, IAC and Vimeo generally are responsible for any taxes and related amounts imposed on either of the parties as a result of a failure to so qualify to the extent that the failure to so qualify is attributable to a breach of the relevant representations or covenants made by that party in the tax matters agreement or an acquisition of such party’s equity securities or assets.

Employee Matters Agreement

The employee matters agreement covers a range of compensation and benefit matters related to the Spin-off. In general, under the employee matters agreement IAC assumed or retained (i) all liabilities with respect to IAC employees, former IAC employees and their dependents and beneficiaries under all IAC employee benefit plans, and (ii) all liabilities with respect to the employment or termination of employment of all IAC employees, former IAC employees and other service providers. Vimeo assumed or retained (i) all liabilities under its employee benefit plans, and (ii) all liabilities with respect to the employment or termination of employment of all Vimeo employees, former employees and other service providers.

Subject to a transition period through December 31, 2021, after the Spin-off, Vimeo no longer participates in IAC employee benefit plans, but has established its own employee benefit plans that are substantially similar to the plans sponsored by IAC prior to the Spin-off. Through the end of 2021, IAC continued to provide benefits under the IAC health and welfare plans and flexible benefits plan to Vimeo employees and Vimeo bore the cost of this coverage with respect to its employees. Assets and liabilities from the IAC Retirement Savings Plan relating to the accounts of Vimeo employees were be transferred to the comparable Vimeo plan following the Spin-off.

Transition Services Agreement

Under the transition services agreement, each of IAC and Vimeo provides to the other party on an interim, transitional basis, various support services, which includes support with governmental affairs, finance and accounting services, corporate sourcing, legal affairs, systems support, and any such other support services as to which IAC and Vimeo mutually agree. The charges for these services is generally on an actual cost basis (without markup), except as otherwise agreed upon prior to the completion of the Spin-off.

In general, the services began on the date of the completion of the Spin-off and cover a period generally not expected to exceed 12 months following the Spin-off. Each of IAC and Vimeo, as recipient of services, has the right to terminate the transition services agreement with respect to one or more particular services upon 90 days’ prior written notice.

In September 2021, Vimeo and IAC entered into an allocation agreement whereby Vimeo maintains coverage under IAC's membership with a patent risk management service, RPX Corporation ("RPX"), and whereby Vimeo shares the costs of IAC's membership with RPX for the period through September 18, 2023.

Debt—Related Party
The carrying value and the estimated fair value of debt—related party, which is measured at fair value only for disclosure purposes, are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Promissory note due on demand—related party	$—	$—	$44,565	$44,565
Promissory note due May 2, 2023—related party	—	—	50,000	54,545
Total debt—related party	$—	$—	$94,565	$99,110
In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 8—Shareholders' Equity." Each promissory note bore interest at 10% per annum. Accrued interest on debt—related party at December 31, 2020 was $4.2 million and is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet. The estimated fair value of debt—related party was based on Level 3 inputs and was determined by discounting the future cash flows based on current market conditions.
NOTE 15—BENEFIT PLANS
Until December 31, 2021, Vimeo employees in the United States could elect to participate in the IAC/InterActiveCorp Retirement Savings Plan ("the IAC Plan"), which is a retirement savings program in the United States that qualifies under Section 401(k) of the Internal Revenue Code. Under the IAC Plan, participating employees may contribute up to 50% of their pre-tax earnings, but not more than statutory limits. Prior to July 2019, the Company contributed an amount equal to 50% of the first 6% of compensation that a participant contributes in each payroll period to the IAC Plan. In June 2019, IAC approved a change to the matching contribution to 100% of the first 10% of an employee's eligible compensation, subject to IRS limits on the employer matching contribution maximum, that a participant contributes to the IAC Plan. Vimeo incurred costs related to matching contributions to the IAC Plan of $5.1 million, $3.5 million, and $2.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Matching contributions are invested in the same manner as each participant's voluntary contributions in the investment options provided under the IAC Plan. An investment option in the IAC Plan is IAC common stock, but neither participant nor matching contributions are required to be invested in IAC common stock. The increase in matching contributions in 2020 is due primarily to the aforementioned change in the employer matching contribution.
Beginning January 1, 2022, all investments in the IAC Plan were transferred to the Vimeo Retirement Savings Plan (the “Vimeo Plan”). The employer match under the Vimeo Plan will continue to be 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Vimeo Plan. Under the Vimeo Plan, the Company’s common stock is not an available investment option.
Vimeo also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. Vimeo incurred costs related to contributions to these plans of $1.5 million, $0.9 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
NOTE 16—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows is as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents	$321,900	$110,011	$1,939	$985
Restricted cash included in other current assets	445	26	24	23
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$322,345	$110,037	$1,963	$1,008

Restricted cash at December 31, 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at December 31, 2020, 2019, and 2018 primarily consisted of a deposit related to corporate credit cards.
Prepaid Expenses and Other Current Assets

	December 31,
	2021	2020
	(In thousands)
Prepaid expenses	$11,377	$4,027
Other current assets	7,434	3,905
Prepaid expenses and other current assets	$18,811	$7,932

Accrued Expenses and Other Current Liabilities

	December 31,
	2021	2020
	(In thousands)
Accrued employee compensation and benefits	$23,082	$18,881
Due to IAC (a)	12,554	—
Other accrued expenses and current liabilities	31,749	28,551
Accrued expenses and other current liabilities	$67,385	$47,432
____________________
(a)    As of December 31, 2021, includes $6.1 million related to the operating lease agreements as described in "Note 14—Related Party Transactions."
Other Income (Expense), net

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Other income (expense), net	$10,241	$93	$(6,441)

Other income (expense), net, generally relates to net foreign exchange gains and losses.
Other income (expense), net in 2021 also included a net gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business. Vimeo previously sold live streaming devices and accessories through its former hardware business. Vimeo retained an interest in its former hardware business after it sold a majority stake on March 29, 2019 that provided it with rights to participate in and receive distributions in the event of positive cash flows or proceeds should there be another sale of the business. In the first quarter of 2021, the former hardware business, inclusive of Vimeo's retained

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
interest, was sold in exchange for cash consideration which includes amounts held in escrow. Vimeo may receive additional consideration based on the revenue of its former hardware business relative to established targets through December 31, 2021. Such amounts will be recognized as income only if, and at the point in time, any additional consideration is received, or when it becomes probable that additional consideration will be received.
Other income (expense), net in 2019 also included a realized loss of $8.2 million related to the sale of the Company's majority stake in its former hardware business in 2020 and a $2.0 million realized gain on the sale of an investment.
Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Cash paid (received) during the year for:
Interest	$5,064	$10,653	$6,529
Income tax payments	$801	$957	103
Income tax refunds	$(62)	$(70)	—
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States is the only country whose revenue is greater than 10 percent of total revenue of the Company for the years ended December 31, 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue:
United States	$197,576	$139,826	$100,275
All other countries	194,102	143,392	95,740
Total	$391,678	$283,218	$196,015

Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at December 31, 2021 and December 31, 2020 relate to "Leasehold improvements and equipment, net."

	December 31,
	2021	2020
	(In thousands)
Leasehold improvements and equipment, net:
United States	$1,901	$2,549
All other countries	967	772
Total	$2,868	$3,321

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17—SUBSEQUENT EVENT
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, we may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by our management. Our repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. We intend to fund repurchases under the repurchase program from cash on hand. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time.

Schedule II
VIMEO, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2021
Allowance for credit losses	$476	$1,428	(a)	$—		$(580)	(b)	$1,324
Deferred tax valuation allowance	51,689	20,858	(c)	(20,524)	(d)	—		52,023
Other reserves	—							—

2020
Allowance for credit losses	$273	$1,834	(a)	$—		$(1,631)	(b)	$476
Deferred tax valuation allowance	35,745	15,946	(c)	(2)	(e)	—		51,689
Other reserves	3							—

2019
Allowance for credit losses	$180	$1,245	(a)	$—		$(1,152)	(b)	$273
Deferred tax valuation allowance	17,476	18,269	(c)	—		—		35,745
Other reserves	807							3
_____________________
(a)    Additions to the allowance for credit losses are charged to expense.
(b)    Write-off of fully reserved accounts receivable.
(c)    Amount is due primarily to federal and state NOLs and other carryforwards.
(d)     Amount is due primarily to the decrease in attributes resulting from the Spin-off allocation, partially offset by the acquisition of foreign NOLs.
(e)     Amount is due to currency translation adjustments on foreign NOLs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We monitor and evaluate on an ongoing basis our disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, we modify and refine our internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management, including our principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of our disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Item 9B. Other Information

On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, we may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by our management. Our repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. We intend to fund repurchases under the repurchase program from cash on hand. We have no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors

Directors

As of February 18, 2022, our Board of Directors consists of eleven members. The following table sets forth information regarding our directors as of February 18, 2022:

Name	Age	Position
Anjali Sud	38	Chief Executive Officer and Director
Joseph Levin	42	Chair of the Board of Directors
Adam Gross	50	Director
Alesia J. Haas	45	Director
Kendall Handler	37	Director
Jay Herratti	55	Director
Ida Kane	52	Director
Mo Koyfman	44	Director
Spike Lee	64	Director
Nabil Mallick	38	Director
Glenn H. Schiffman	52	Director

Adam Gross has served on our Board of Directors since May 2021. Mr. Gross has served as an advisor to (and has invested in) a variety of technology companies, including software companies such as Cypress.io (a provider of front-end testing tools built for use by developers and quality assurance engineers when testing modern applications), Pantheon (a hosting and WebOps platform through which teams can build, host and manage their websites) and Mattermost (a leading open source collaboration platform), since January 2011. From November 2013 to March 2018, Mr. Gross served in various capacities at Salesforce.com, a cloud-based software company, including most recently as Chief Executive Officer of Heroku, a Salesforce.com subsidiary that provides a platform as a service (PaaS) that enables developers to build, run and operate applications entirely in the cloud, and prior to that time, served in various executive marketing and product leadership roles at Salesforce.com. Prior to his time at Salesforce.com, Mr. Gross served as the Chief Executive Officer of Cloudconnect.com, a cloud platform that he co-founded, from January 2012 to November 2013. Prior to his time at Cloudconnect.com, Mr. Gross served in various executive marketing and product leadership roles at Dropbox, a file hosting service, as well as founded certain start-up companies in the technology sector. In addition to his for-profit affiliations, Mr. Gross currently serves as chairman of the board of directors of Democracy Works, Inc., a non-partisan organization dedicated to providing the tools, information and support needed to help Americans vote no matter what, and as a board member of Reboot, a non-profit arts and culture organization. Mr. Gross’ extensive experience in the technology sector, as well as his leadership and product expertise, qualify him to serve on our Board of Directors.

Alesia J. Haas has served on our Board of Directors since May 2021. Ms. Haas has served as Chief Financial Officer of Coinbase Global Inc., a cryptocurrency exchange, since April 2018. Prior to joining Coinbase, Ms. Haas served as Chief Financial Officer of Och-Ziff Capital Management Group LLC (now known as Sculptor Capital Management), a publicly-traded, global institutional alternative asset manager, from December 2016 to April 2018. Prior to that time, Ms. Haas served in various leadership positions at OneWest Bank, N.A., a commercial bank, from March 2009 until shortly after its acquisition by CIT Group Inc. in December 2015, including most recently as its Chief Financial Officer from January 2013 until December 2015. Ms. Haas has served as a member of the board of directors of Angi Inc. (formerly known as ANGI Homeservices Inc.), a digital marketplace for home services, since September 2017, and previously served as a member of the board of directors of Sears Holding Corporation, a holding company that owns and operates certain retail businesses, from February 2016 to December 2016. Ms. Haas’ extensive business experience, particularly with respect to finance and strategy, and including her experience as a chief financial officer of a publicly-traded company, as well as her experience serving on audit committees and with the attendant risk oversight duties, qualify her to serve on our Board of Directors.

Kendall Handler has served as a member of our Board of Directors since May 2021. Ms. Handler has served as Executive Vice President, Chief Legal Officer of IAC since January 2022, and served as Senior Vice President and General Counsel of IAC from January 2021 to January 2022. Ms. Handler previously served as M&A Counsel and VP, M&A Counsel of IAC from March 2017 to January 2021, during which time she had primary responsibility for all legal aspects of IAC’s mergers and acquisitions and other transactional work. Before joining IAC in 2017, Ms. Handler was an associate at Wachtell, Lipton,

Rosen & Katz, a New York City law firm, from 2010 to March 2017. Ms. Handler has served on the board of directors of Angi Inc. (formerly known as ANGI Homeservices Inc.) since December 2020. Ms. Handler’s unique knowledge and experience regarding Vimeo, which she has gained through her various roles with IAC since 2017 (most recently in her role as Senior Vice President and General Counsel), as well as her experience advising public and private companies on corporate matters and expertise regarding mergers, acquisitions, investments and other strategic transactions, qualify her to serve on our Board of Directors.

Jay Herratti has served as a member of our Board of Directors since December 2021. Mr. Herratti is CEO & Executive Director of TED Conferences LLC, a not-for-profit conference and digital media organization. He joined TED in 2014, initially serving as Executive Director of TEDx, and then as CEO of TED since April 2021. Prior to TED, Mr. Herratti held leadership positions at IAC between 2004 to 2012, specifically, CEO of CityGrid Media (2007-2012), SVP Strategic Planning (2005-2007), and SVP Strategy and Business Development for HSN and Electronic Retailing (2004-2005). Prior to that he held senior level positions at Federated Department Stores, The Boston Consulting Group, and GE Capital. Between 2012-2019 Mr. Herratti served as a member of the board of directors of Nutrisystem, Inc., a publicly-traded provider of weight management products and services (2013-2019), and as a member of the board of directors of Constant Contact, Inc., a SaaS email marketing company (2012-2018). Mr. Herratti’s extensive leadership expertise, including as a chief executive officer, and his experience advising public companies on corporate matters, qualify him to serve on our Board of Directors.

Ida Kane has served as a member of our Board of Directors since May 2021. Ms. Kane served as the Chief Financial Officer of AppFolio, Inc., a publicly-traded real estate technology company, from February 2015 to June 2021. From 2010 to 2015, Ms. Kane served as Chief Financial Officer of Rightscale, Inc., a cloud computing management provider. From 2005 to 2009, Ms. Kane served as Chief Financial Officer at thinkorswim Group Inc., a publicly-traded online option trading and investor education company. Prior to that, Ms. Kane held other financial leadership roles in public and private companies, including serving as Chief Financial Officer and Vice President of Operations of a business unit of Franklin Covey Co., a publicly-traded training and consulting company. Ms. Kane has served as a member of the board of directors of BuilderTrend Solutions, Inc., a construction management software company, since June 2021. In addition to her for-profit affiliations, Ms. Kane served as Treasurer and a member of the board of directors of The Howard School in Carpinteria, California from 2011 to 2020. Ms. Kane’s significant financial expertise and knowledge, as well as her experience as Chief Financial Officer at several publicly-traded companies, qualify her to serve on our Board of Directors.

Mo Koyfman has served as a member of our Board of Directors since May 2021. Mr. Koyfman has served as General Partner of Shine Capital, an early-stage venture capital firm that he founded, since September 2020, and as Managing Member of MOKO Brands, an investment company that he founded, since January 2017. Prior to that time, Mr. Koyfman served as a General Partner of Spark Capital, a venture capital firm, from September 2008 to May 2016, and as Chief Operating Officer of Connected Ventures, a former subsidiary of IAC that primarily operated CollegeHumor.com (a comedy content website), BustedTees.com (an eCommerce business) and Vimeo, from August 2007 to March 2008. Mr. Koyfman previously held various positions on IAC’s mergers and acquisitions and business development teams from February 2002 to August 2007, during which time he led IAC’s acquisition of a controlling stake in Connected Ventures (which then included Vimeo) in December 2006. Prior to joining IAC, Mr. Koyfman served as an investment banker at Bear Stearns from July 2000 to February 2002. In addition to his for-profit affiliations, Mr. Koyfman has served as a founding board member of Sefaria (an organization dedicated to building the future of Jewish learning in an open and participatory way) since January 2013, and also serves on the Future Leadership Council of the Whitney Museum of American Art. Mr. Koyfman’s private equity experience and extensive corporate development, mergers and acquisitions and investment experience, as well as his experience working with Vimeo during his time at IAC, qualify him to serve on our Board of Directors.

Spike Lee has served as a member of our Board of Directors since May 2021. Mr. Lee is a film director, producer, screenwriter, actor and professor. Mr. Lee’s production company, 40 Acres and a Mule Filmworks, has produced more than 35 films since 1983. Most recently, Mr. Lee wrote, directed and produced Da 5 Bloods (released in 2020) and Mr. Lee has written and directed several films, including She’s Gotta Have It, Do the Right Thing, Mo’ Better Blues, Jungle Fever, Malcolm X, Crooklyn, Clockers, 25th Hour, Inside Man, Chi-Raq and BlacKkKlansman, as well acted in ten of the films he has written, directed and/or produced. Mr. Lee has been a nominee and is the recipient of several awards throughout his career, including Academy, British Film Academy, Golden Globe, Emmy, Cesar, Peabody, Black Reel, American Black Film Festival, Berlin Film Festival and Cannes Film Festival awards. Among other awards, Mr. Lee won the Time Warner Innovator Award in 2004, the Ossie Davis Award in 2005 and the Dorothy and Lillian Gish Prize in 2013. Mr. Lee currently serves on the board of directors of his privately-held production company, 40 Acres and a Mule Filmworks. Mr. Lee’s significant experience in film and video, as well as his unique and specialized insight regarding the entertainment industry, qualify him to serve on our Board of Directors.

Joseph Levin has served as a member of our Board of Directors since May 2021. Mr. Levin has served as Chief Executive Officer and a member of the board of directors of IAC since June 2015. From June 2016 to June 2017, Mr. Levin also served as the interim Chief Executive Officer of Vimeo. Prior to his service in these roles, Mr. Levin served as Chief Executive Officer of IAC Search & Applications, overseeing the desktop software, mobile applications and media properties that comprised IAC’s former Search & Applications segment, from January 2012. From November 2009 to January 2012, Mr. Levin served as Chief Executive Officer of Mindspark Interactive Network, an IAC subsidiary that creates leading desktop applications, browser extensions and software, and previously served in various capacities at IAC in strategic planning, mergers and acquisitions and finance since joining IAC in 2003. Mr. Levin has served on the boards of directors of Match Group, Inc., Angi Inc. (formerly known as ANGI Homeservices Inc.), Turo, Inc. and MGM Resorts International since October 2015, September 2017, July 2019 and August 2020, respectively, and currently serves as Chairman of the board of Angi Inc. Mr. Levin previously served on the boards of directors of LendingTree, Inc. (from August 2008 through November 2014), The Active Network (beginning prior to its 2011 initial public offering through its sale in December 2013) and Groupon, Inc. (from March 2017 to July 2019). In addition to his for-profit affiliations, Mr. Levin serves on the Undergraduate Executive Board of Wharton School. Mr. Levin’s unique knowledge and experience regarding Vimeo and its businesses that he has gained through his various roles with IAC since 2003 (most recently his role as Chief Executive Officer of IAC), as well as his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions, qualify him to serve on our Board of Directors.

Nabil Mallick has served as a member of our Board of Directors since May 2021. Mr. Mallick has served as General Partner of Thrive Capital, a New York-based venture capital firm, since May 2015. Prior to joining Thrive Capital, Mr. Mallick served as a finance executive at the H.J. Heinz Company, a consumer food company. Prior to his tenure at H.J. Heinz Company, Mr. Mallick served as an investment banker at Perella Weinberg Partners and Citigroup, advising companies on a variety of transactions. Mr. Mallick currently serves on the boards of directors of certain privately-held companies, including Glossier (a D2C beauty business), Grailed (a curated marketplace for men’s clothing), Guru (an enterprise-focused information-sharing platform), The Browser Company (modern web browser), Studs (an omnichannel jewelry business) and Zola (a digital platform for weddings). Mr. Mallick previously served as a board observer of Github (devtool software) and Greenhouse (HR software). Mr. Mallick’s finance experience and extensive private company board experience in the software and internet industries, which gives him particular insight into trends in these industries, as well as his extensive corporate development, finance and investment experience, qualify him to serve on our Board of Directors. Mr. Mallick was originally recommended for service on our Board of Directors by Thrive Capital, pursuant to Thrive Capital’s rights under the Vimeo OpCo shareholders agreement to recommend a candidate and to have such candidate’s appointment considered in good faith. The majority of the provisions of the Vimeo shareholders agreement, other than certain confidentiality and registration rights provisions, are no longer in effect.

Glenn H. Schiffman has served as a member of our Board of Directors since May 2021. Mr. Schiffman has served as Chief Financial Officer of Fanatics, Inc., an online retailer of licensed sportswear, sports equipment, and merchandise, since August 2021. Mr. Schiffman served as Executive Vice President and Chief Financial Officer of IAC from April 2016 to August 2021. Mr. Schiffman also served as interim Chief Financial Officer of Angi Inc. (formerly known as ANGI Homeservices Inc.) from January 2021 to June 2021, a role he previously held from September 2017 to March 2019. Prior to joining IAC, Mr. Schiffman served as Senior Managing Director at Guggenheim Securities, the investment banking and capital markets business of Guggenheim Partners, from March 2013. Prior to his tenure at Guggenheim Securities, Mr. Schiffman was a partner at The Raine Group, a merchant bank focused on advising and investing in the technology, media and telecommunications industries, from September 2011 to March 2013. Prior to joining The Raine Group, Mr. Schiffman served as Co-Head of the Global Media group at Lehman Brothers from 2005 to 2007 and Head of Investment Banking Asia- Pacific at Lehman Brothers (and subsequently Nomura) from April 2007 to January 2010, as well as Head of Investment Banking, Americas from January 2010 to April 2011 for Nomura. Mr. Schiffman’s roles at Nomura followed Nomura’s acquisition of Lehman’s Asia business in 2008. In his not-for-profit affiliations, Mr. Schiffman is a member of the National Committee on United States-China Relations and serves as a member of the Duke Children’s National Leadership Council. He is also the Founder and Chairman of the Valerie Fund Endowment and a member of the Valerie Fund’s Board of Advisors, the mission of both of which is to provide individualized care to children at medical centers close to home. He previously served on the Duke Health Board of Visitors from May 2008 until June 2019 and the Duke School of Medicine Board of Visitors from July 2019 until June 2020. Mr. Schiffman has served on the boards of directors of Match Group, Inc. and Angi Inc. since September 2016 and June 2017, respectively. Mr. Schiffman’s extensive knowledge of Vimeo’s business and history through his experience as Chief Financial Officer of IAC (in which capacity he also has certain risk oversight duties that give him particular insight into risk management) and his high level of financial literacy and expertise regarding mergers, acquisitions, investments and other strategic transactions, as well as his investment banking experience, which gives him particular insight into trends in capital markets and the technology and media industries, qualify him to serve on our Board of Directors.

Anjali Sud has served as a member of our Board of Directors since May 2021. Ms. Sud has served as Chief Executive Officer of Vimeo since July 2017. Prior to that time, Ms. Sud previously served as Vimeo’s Senior Vice President and General Manager, Creator Platform from September 2016 to June 2017, Vice President and Head of Global Marketing from July 2015 to August 2016, and Director of Marketing from July 2014 to June 2015. Prior to joining Vimeo in July 2014, Ms. Sud held various management positions at Amazon and was a member of the mergers and acquisitions team at Time Warner, a cable television company. Ms. Sud has served on the board of directors of Dolby Laboratories (a creator of audio and imaging technologies that transform entertainment and communications at the cinema, at home, at work and on mobile devices) since May 2019. In her not-for-profit affiliations, Ms. Sud serves as a Young Global Leader at the World Economic Forum. Ms. Sud

holds a B.Sc. from The Wharton School of the University of Pennsylvania and an MBA from Harvard Business School. Ms. Sud’s extensive knowledge and experience regarding Vimeo that she has gained in her various roles with Vimeo since 2014 (most recently her role as Chief Executive Officer), as well as her expertise in marketing and mergers and acquisitions, qualify her to serve on our Board of Directors.

Executive Officers Who Are Not Directors

The following table identifies certain information about our executive officers who are not directors as of February 18, 2022. For background information about our Chief Executive Officer, Anjali Sud, see the information set forth above under “Directors.” Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Narayan P. Menon	52	Chief Financial Officer
Mark Kornfilt	39	President and Chief Product Officer
Michael A. Cheah	46	General Counsel and Secretary
Narayan Menon has served as Chief Financial Officer of Vimeo since January 2020. Prior to joining Vimeo, Mr. Menon served as Chief Financial Officer, Treasurer and Corporate Secretary at Prezi, a cloud-based presentation software provider, from February 2018 to December 2019, and, before that time, served as Vice President of Finance at Intuit from October 2013 to January 2018. Earlier in his career, Mr. Menon held a variety of senior finance and operational roles at Microsoft, Skype and Cisco. Mr. Menon holds a B.Tech. in Engineering from the University of Calicut, a M.Tech. in Engineering from the Manipal Institute of Technology, and an MBA from the Kelley School of Business at Indiana University. In his not-for-profit affiliations, Mr. Menon has served on the board of the Food Bank for Contra Costa and Solano counties in California and served as an Advisory Board Member for the Rutgers University Big Data Program. On February 9, 2022, Vimeo announced that Vimeo and Mr. Menon had entered into a transition agreement, pursuant to which Mr. Menon will continue in his employment with the Company as its Chief Financial Officer until his successor is appointed or June 30, 2022, whichever is earlier, after which period Mr. Menon will become a consultant to the Company until December 31, 2022.

Mark Kornfilt has served as President and Chief Product Officer of Vimeo since March 2021. He previously served as Vimeo’s Chief Product and Technology Officer from May 2018 to March 2021. Prior to that time, Mr. Kornfilt served as General Manager, Live of Vimeo following Vimeo’s acquisition of Livestream from October 2017 to May 2018. Prior to joining Vimeo, Mr. Kornfilt served as Chief Executive Officer of Livestream, which he co-founded in 2007. Mr. Kornfilt held a variety of senior operational and engineering roles at Livestream before becoming Chief Executive Officer in May 2017. Mr. Kornfilt holds a M.Sc. from the Ecole Polytechnique Federale de Lausanne and an Executive MBA from the London Business School. Mr. Kornfilt also serves as the chairman of Comex Ltd., a physical commodity trading marketplace, on the board of directors of Korab International, a global pulp and paper trading company, and as an advisor to humbition, a private investment firm that provides venture capital to early stage, founder-led companies in New York.

Michael A. Cheah has served as General Counsel and Secretary of Vimeo in a full-time capacity since March 2014. Mr. Cheah joined IAC in June 2006 as Litigation Counsel and served as Senior Litigation Counsel from 2008 through 2014, during which time he also served as General Counsel to Vimeo and certain other IAC businesses. Prior to joining IAC, Mr. Cheah was an associate at Sullivan & Cromwell, a global law firm. Mr. Cheah holds a B.Comm. from Dalhousie University and a J.D. from the University of Toronto Faculty of Law and also serves as a member of the adjunct faculty at the University of Miami School of Law. He is admitted to the Bar of the State of New York.

Code of Conduct

Our Board of Directors has adopted a Code of Conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Code of Conduct is posted on the Governance portion of our website at https://investors.vimeo.com/governance/documents. We will post amendments to our Code of Conduct or waivers of our Code of Conduct for directors and executive officers on the same website.

The Board and Board Committees

The Board. The Board of Directors currently has three standing committees: the Audit Committee, the Compensation and Human Capital Management Committee and the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee consists of Alesia Haas (chair), Ida Kane and Adam Gross. The Audit Committee functions pursuant to a written charter adopted by the Board of Directors, the most recent version of which is available on the Governance portion of our website at https://investors.vimeo.com/governance/documents. The Audit Committee is appointed by the Board of Directors to assist the Board of Directors with a variety of matters described in the charter, which include monitoring: (i) the integrity of Vimeo’s financial statements, (ii) the effectiveness of Vimeo’s internal control over financial reporting, (iii) the qualifications, performance and independence of Vimeo’s independent registered public accounting firm, (iv) the performance of Vimeo’s internal audit function, (v) Vimeo’s risk assessment and risk management policies as they relate to financial and other risk exposures and (vi) Vimeo’s compliance with legal and regulatory requirements. In fulfilling its purpose, the Audit Committee maintains free and open communication among its members, the Company's independent registered public accounting firm, the Company's internal audit function and Company management.

Our Board of Directors has determined that each of Mses. Haas and Kane, and Mr. Gross, are independent directors under the Marketplace Rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. The Board of Directors has concluded that Mses. Haas and Kane are each an "audit committee financial expert," as such term is defined in applicable SEC rules and the Marketplace Rules.

Compensation and Human Capital Management Committee. The Compensation and Human Capital Management Committee consists of Mo Koyfman (chair), Jay Herratti and Nabil Mallick. The Compensation and Human Capital Management Committee functions pursuant to a written charter adopted by the Board of Directors, the most recent version of which is available on the Governance portion of our website at https://investors.vimeo.com/governance/documents. The Compensation and Human Capital Management Committee is appointed by the Board of Directors to assist the Board of Directors with all matters relating to the compensation of Vimeo’s executive officers and non-employee directors and has overall responsibility for approving and evaluating all compensation plans, policies and programs of Vimeo as they affect Vimeo’s executive officers and non-employee directors The Compensation and Human Capital Management Committee may form and delegate authority to subcommittees consisting of one or more of its members. The Compensation and Human Capital Management Committee may also delegate to one or more of the Company's executive officers the authority to make grants of awards of equity-based compensation to eligible individuals (other than directors or executive officers) and has done so.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consists of Alesia Haas and Mo Koyfman. The Nominating and Corporate Governance Committee functions pursuant to a written charter adopted by the Board of Directors, the most recent version of which is available on the Governance portion of our website at https://investors.vimeo.com/governance/documents. The Nominating and Corporate Governance Committee is appointed by the Board of Directors to identify and evaluate individuals qualified to become Board members, to recommend to the Board of Directors director nominees for the next annual meeting of stockholders or special meeting of stockholders at which directors are to be elected (and nominees to fill vacancies on the Board of Directors as necessary), and to assist the Board of Directors in overseeing any Vimeo program relating to corporate responsibility and sustainability.

Director Nominations

The Nominating and Corporate Governance Committee identifies, reviews and evaluates individuals qualified to become Board members and recommends candidates to the Board of Directors. While there are no specific requirements for eligibility to serve as a director of Vimeo, in evaluating candidates, the Nominating and Corporate Governance Committee will consider (regardless of how the candidate was identified or recommended) whether the professional and personal ethics and values of the candidate are consistent with those of Vimeo, whether the candidate's experience and expertise would be beneficial to the Board of Directors, whether the candidate is willing and able to devote the necessary time and energy to the work of the Board of Directors and whether the candidate is prepared and qualified to represent the best interests of Vimeo’s stockholders. While the Board of Directors does not have a formal diversity policy, the Nominating and Corporate Governance Committee also considers the overall diversity of the experiences, characteristics, attributes, skills and backgrounds of candidates relative to those of other Board members and those represented by the Board of Directors as a whole to ensure that the Board of Directors has the right mix of skills, expertise and background.

The Board of Directors does not have a formal policy regarding the consideration of director nominees recommended by stockholders, as to date Vimeo has not received any such recommendations. However, the Board of Directors would consider such recommendations if made in the future. Stockholders who wish to make such a recommendation should send the recommendation to Vimeo, Inc., 555 West 18th Street, New York, New York 10011, Attention: Secretary. The envelope must contain a clear notation that the enclosed letter is a "Director Nominee Recommendation." The letter must identify the author as a stockholder, provide a brief summary of the candidate's qualifications and history, together with an indication that the recommended individual would be willing to serve (if elected), and must be accompanied by evidence of the sender's stock ownership. Any director recommendations will be reviewed by the Secretary and the Board Chairman, and if deemed appropriate, forwarded to the Nominating and Corporate Governance Committee for further review. If the Nominating and Corporate Governance Committee believes that the candidate fits the profile of a director described above, the recommendation will be shared with the entire Board of Directors.

Item 11. Executive Compensation
Overview

The Executive Compensation section of this Annual Report on Form 10-K sets forth certain information regarding compensation earned by certain Vimeo executives in 2021 and 2020, as well as equity awards held by them on December 31, 2021. These executives served in these roles at Vimeo OpCo prior to the Spin-off, and serve at Vimeo following the Spin-off. Compensation packages for such executives primarily consist of salary, annual bonuses, equity awards and certain other benefits.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to each of our named executive officers for our fiscal years ended December 31, 2021 and December 31, 2020.

Name and Principal Positions	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)(3)	Total ($)
Anjali Sud Chief Executive Officer	2021	$600,000	$600,000	$15,315,219	$2,318,908(4)	$10,000	$18,844,127
	2020	$400,000	$750,000	$—	$49,726(5)	$10,000	$1,209,726
Narayan Menon Chief Financial Officer (since January 2020)	2021	$350,000	$227,500	$—	$1,783,016(4)	$10,000	$2,370,516
	2020	$350,000	$725,000	$—	$3,425,400(6)	$10,000	$4,510,400
Mark Kornfilt President and Chief Product Officer	2021	$450,000	$450,000	$12,252,210	$895,234(4)	$10,000	$14,057,444
	2020	$350,000	$500,000	$—	$—	$10,000	$860,000

1.For each named executive officer, the amounts in the table above reflect annual cash bonuses, except that for Mr. Menon in 2020, the amount in the table above reflects an annual cash bonus in the amount of $350,000 and a one-time signing bonus intended to cover costs related to the relocation of Mr. Menon and his family to the New York City metropolitan area in the amount of $375,000.
2.Reflects the grant date fair value of RSU awards granted to Ms. Sud ($14,999,266) and Mr. Kornfilt ($11,999,413) during 2021 denominated in the equity of Vimeo OpCo (“Vimeo OpCo RSUs”), computed in accordance with FASB ASC 718. The grant date fair value of each RSU award was determined by reference to the pre-money valuation of Vimeo OpCo's January 2021 primary equity raise (described elsewhere in this Annual Report on Form 10-K) which was the most recently completed equity transaction prior to the grant-date between Vimeo OpCo and unrelated third parties. For information about the weighted-average grant date fair value of RSUs, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The Vimeo OpCo RSUs were converted into Vimeo RSUs with respect to Vimeo common stock in the Spin-off and associated merger of Vimeo entities. Such amounts also reflect non-cash modification charges for Ms. Sud ($315,953) and Mr. Kornfilt ($252,797) related to adjustments to their RSU awards made in connection with the Spin-off and Vimeo merger.
3.For each named executive officer, reflects 401(k) plan matching contributions.
4.For each named executive officer, the amounts in the table above represent a non-cash modification charge related to adjustments to Vimeo SARs and Vimeo options in connection with the Spin-off and Vimeo merger.
5.The amount in the table above for Ms. Sud under the column header “Option Awards” represents a non-cash modification charge relating to the conversion of each IAC stock option (all of which were vested) outstanding at the time of the separation of the businesses of Match Group, Inc. from the remaining businesses of the company formerly named “IAC/InterActiveCorp” (the “Match Separation”) into an IAC stock option and a Match Group stock option in connection with the Match Separation. The adjustments were designed to preserve the intrinsic or “spread” value of the stock options immediately before and immediately after the adjustment (with the allocation between IAC stock options and Match Group stock options determined pursuant to the terms of the Match Separation), and were made pursuant to and in accordance with the terms of the applicable plan pursuant to which the IAC stock options were initially granted based on the relative values of IAC common stock and Match Group common stock at the time of the Match Separation. Because the adjustments were intended to preserve the value of the options, Vimeo does not believe that the related modification charge is reflective of any additional cost to IAC or Vimeo or the receipt of any additional benefit by Ms. Sud. This amount does not represent the value of new equity compensation awarded, as Ms. Sud did not receive any option awards in 2020.
6.Reflects the grant date fair value of stock appreciation rights (“SARs”) granted to Mr. Menon during 2020 denominated in the equity of Vimeo OpCo (“Vimeo OpCo SARs”), computed using the Black-Scholes option pricing model, in accordance with FASB ASC 718. The Vimeo OpCo SARS were converted into stock appreciation rights with respect to Vimeo common stock in connection with the Vimeo merger. The Black-Scholes option pricing model incorporates various assumptions, including expected volatility (based on historical stock prices of peer companies that were used in the preparation of internal valuations used in valuing shares of Vimeo OpCo), risk-free interest rates (based) on U.S. Treasury yields for notes with terms comparable to those of the Vimeo OpCo SARs, in effect at the grant date), expected term (based on the mid-point of the first and last windows of exercise) and dividend yield. The assumptions used to calculate the amount in the table above are as follows: expected volatility (38%), risk-free interest rate (1.1), expected term (3.3 years) and dividend yield (none). For information about the weighted-average grant date fair value of SARs, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Narrative to Summary Compensation Table

Base Salaries

We provide each named executive officer with a base salary, reflective of the competitive marketplace, for the services that the named executive officer performs for us. Base salary serves as the primary form of fixed compensation for our named executive officers. Base salaries are reviewed annually and may be increased based on the individual performance of the named executive officer, company performance, the executive’s position within our business, the scope of his or her responsibilities, market practices and any changes thereto.

Annual Cash Bonuses

Annual cash bonuses for our named executive officers are discretionary and, beginning for fiscal year 2021 after the completion of the Spin-off, are determined by our Compensation and Human Capital Management Committee. The determination of bonus amounts is based on a non-formulaic assessment of factors that vary from year to year, none of which have a pre-established weighting. In determining individual annual bonus amounts, a variety of factors regarding Vimeo’s overall performance are considered, such as growth in profitability or achievement of strategic objectives, an individual executive’s performance and contribution to Vimeo, and general bonus expectations previously established between Vimeo and the executive.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture, and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention by incentivizing our executive officers to remain in our employment during the relevant vesting period. Our Compensation and Human Capital Management Committee periodically reviews the equity incentive compensation of our named executive officers and from time to time may grant equity incentive awards to them.

The SARs awarded to Mr. Menon in 2020 vest in four equal annual installments on the anniversary of the commencement of Mr. Menon’s employment with Vimeo OpCo (January 6, 2020) and expire on the tenth anniversary of the grant date (February 24, 2020). The transition agreement between Vimeo and Mr. Menon modifies the vesting conditions for the third tranche of his SAR award. The RSUs awarded to Ms. Sud and Mr. Kornfilt in 2021 vest in full on March 3, 2024, the third anniversary of the grant date.

Employment Agreements

Vimeo OpCo entered into an employment agreement with each of Ms. Sud, dated as of June 22, 2017, Mr. Menon, dated as of October 28, 2019, and Mr. Kornfilt, dated as of September 24, 2017, which we refer to as the Sud Agreement, the Menon Agreement, and the Kornfilt Agreement respectively.

Sud Agreement

The Sud Agreement provides that Ms. Sud will serve as our Chief Executive Officer. The Sud Agreement provides for “at will” employment. The Sud Agreement provides for (i) an annual base salary, which has subsequently been increased, (ii) eligibility to receive an annual discretionary bonus, with a target bonus equal to 100% of her base salary, (iii) an entitlement to certain equity awards, which have been granted, and (iv) participation in our employee benefit plans. In addition, the Sud Agreement further provides for six months of continued salary upon the termination of her employment without cause, subject to her execution of a release of claims in favor of the company. Ms. Sud is also party to an Employee Confidentiality, Intellectual Property, and Non-Solicitation Agreement with us that contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-solicitation and mutual non-disparagement covenant.

Menon Agreement

The Menon Agreement provides that Mr. Menon will serve as our Chief Financial Officer. The Menon Agreement provides for “at will” employment, commencing in January 2020. The Menon Agreement provides for (i) an annual base salary of $350,000, (ii) eligibility to receive an annual discretionary bonus, with a target bonus equal to 65% of his base salary, (iii) a sign-on bonus, which is subject to repayment in the event of certain terminations of employment, (iv) an entitlement to certain equity awards, which have been granted (v) participation in our employee benefit plans. The Menon Agreement contains restrictive covenants, including non-competition. In addition, the Menon Agreement further provides for six months of continued salary upon the termination of his employment without cause or resignation for good reason (12 months, upon a termination occurring within 24 months of his commencement date), subject to his execution of a release of claims. Mr. Menon is also party to an Employee Confidentiality, Intellectual Property, and Non-Solicitation Agreement with us that contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-solicitation and mutual non-disparagement covenant.

Transition Agreement with Mr. Menon

On February 4, 2022, Mr. Menon notified the Company of his decision to resign from the Company. In connection with Mr. Menon’s resignation, Mr. Menon and the Company entered into a transition agreement dated February 4, 2022 (referred to as the Transition Agreement). The Transition Agreement provides that Mr. Menon will continue in his employment with the Company as its Chief Financial Officer until his successor begins or June 30, 2022, whichever is earlier (the applicable date referred to as the Separation Date). After the Separation Date, Mr. Menon will stay on as a consultant until December 31, 2022 to help with the transition. In exchange for Mr. Menon’s agreement to provide continuing services to the Company, (i) the Company will continue to pay Mr. Menon his base salary at its current rate through the Separation Date, (ii) the Company will pay Mr. Menon a 2021 bonus equal to his current annual target (65% of his annual base salary), (iii) for the period between January 1, 2022 and the Separation Date, Mr. Menon will be eligible for a discretionary bonus, (iv) during the consultancy period, the Company will pay Mr. Menon at his current annual base salary and will continue to provide Mr. Menon with health benefits, (v) 342,326 of Mr. Menon’s SARs, representing 75% of a tranche that otherwise had a cliff vest on January 6, 2023, will vest on September 6, 2022, and (vi) Mr. Menon will have twelve months after the Separation Date to exercise his vested SARs. In addition, the Agreement includes other customary terms and covenants in favor of the Company.

Kornfilt Agreement

The Kornfilt Agreement initially provided that Mr. Kornfilt would serve as our General Manager, Live. The Kornfilt Agreement provides for “at will” employment. The Kornfilt Agreement provides for (i) an annual base salary, which has subsequently been increased, (ii) eligibility to receive a discretionary annual bonus, with a target bonus equal to up to 50% of his base salary, which has subsequently been increased to 100%, (iii) an entitlement to certain equity awards, which have been granted and (iv) participation in our employee benefit plans. The Kornfilt Agreement contains restrictive covenants, including non-competition and non-solicitation. In addition, the Kornfilt Agreement further provides for three months of continued salary upon the termination of his employment without cause or resignation for good reason, subject to his execution of a release of claims. Mr. Kornfilt is also party to an Employee Confidentiality, Intellectual Property, and Non-Solicitation Agreement with us that contains restrictive covenants, including confidentiality of information, assignment of certain intellectual property, non-solicitation and mutual non-disparagement covenant.

Equity

Under the Vimeo 2021 Stock and Annual Incentive Plan (the "2021 Plan"), unless otherwise provided by the administrator in the applicable award agreement, in the event that, upon a termination of employment (other than for cause or disability) or resignation for good reason during the two (2)-year period following a “Change in Control” (as such term is defined in the 2021 Plan):
•all unvested stock options and SARs, including the stock options and SARs held by our named executive officers, outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will become fully vested and exercisable and will remain exercisable for the greater of: (i) the period that they would have remained exercisable absent the change in control provision and (ii) the lesser of the original term or one (1) year following such termination or resignation;
•all restrictions applicable to all restricted stock awards outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will lapse and such restricted stock awards will become fully vested and transferable; and
•all RSUs, including the RSUs held by our named executive officers, outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will become fully vested and such RSUs will be settled in cash or shares of Vimeo common stock as promptly as practicable.

401(K) Plan

For the year ended December 31, 2021 and pursuant to the Employee Matters Agreement with IAC, Vimeo employees were eligible to participate in a retirement savings plan sponsored by IAC in the United States, which is qualified under Section 401(k) of the Internal Revenue Code. Under the IAC Retirement Savings Plan (the “IAC Plan”), participating employees may contribute up to 50% of their pre-tax earnings, subject to IRS limits. The employer match under the IAC Plan is 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits. Matching contributions are invested in the same manner as each participant’s voluntary contributions in the investment options provided under the IAC Plan.

Beginning January 1, 2022, all investments in the IAC Plan were transferred to the Vimeo Retirement Savings Plan (the “Vimeo Plan”). The employer match under the Vimeo Plan continues to be 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits.

Adjustments to Equity Awards in Connection with the Spin-off

Treatment of IAC Stock Options

In connection with the Spin-off, each option to purchase shares of IAC common stock was converted into an option to purchase shares of IAC common stock and an option to purchase shares of Vimeo common stock with adjustments to the number of shares subject to each option and the option exercise prices based on (1) the value of IAC common stock prior to the Spin-off and (2) the value of IAC common stock and the value of Vimeo common stock after giving effect to the Spin-off.

Except as otherwise described above and except to the extent otherwise provided under local law, following the Spin-off, the converted options generally have the same terms and conditions, including the same exercise periods, as the options to purchase shares of IAC common stock had immediately prior to the Spin-off.

Following the Spin-off, solely for purposes of determining the expiration of options with respect to shares of common stock of one company held by employees of the other company, IAC and Vimeo employees will be deemed employed by both companies for so long as they continue to be employed by whichever of the companies employs them immediately following the Spin-off.

Treatment of Vimeo OpCo Equity Awards

Prior to the Spin-off, Vimeo OpCo had outstanding SARs and RSUs, the value of which corresponded to shares of Vimeo OpCo common stock.

In the Vimeo merger:

•each Vimeo OpCo SAR was converted into a stock appreciation right corresponding to, and settled in, shares of Vimeo common stock (“Vimeo SAR”), with adjustments to the number of shares subject to each Vimeo SAR and the base price applicable to each Vimeo SAR, based on the exchange ratio in the Vimeo merger; and
•each Vimeo OpCo RSU Award was converted into an award of restricted stock units corresponding to, and settled in, shares of Vimeo common stock (“Vimeo RSU Award”), with adjustments to the number of shares subject to each Vimeo RSU Award based on the exchange ratio in the Vimeo merger.

The Vimeo SARs and the Vimeo RSU awards otherwise have terms and conditions that are customary for a public company stock appreciation rights and restricted stock units.

Outstanding Equity Awards at Year-End Table

The table below provides information regarding Vimeo stock options, RSUs and SARs, as applicable, held by our named executive officers on December 31, 2021. The market value of Vimeo RSU awards is based on the closing market price of Vimeo common stock ($17.96) on December 31, 2021. All amounts included in the below table reflect the adjustment to equity awards in connection with the Spin-off and Vimeo merger, as further described in the section above titled “—Narrative to Summary Compensation Table— Adjustments to Equity Awards in Connection with the Spin-off.”

Option Awards	Stock Awards(1)

	Grant date	Number of securities underlying unexercised SARs/options (#)	Number of securities underlying unexercised SARs/options (#)	Option/SAR exercise price ($)	Option/SAR expiration date	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
		(Exercisable)	(Unexercisable)
Anjali Sud
Vimeo SARs	2/10/2016	50,715	—	$4.73	2/10/2026	—	—
Vimeo SARs	8/9/2016	101,430	—	$4.73	8/9/2026	—	—
Vimeo SARs	2/14/2017	50,715	—	$4.73	2/14/2027	—	—
Vimeo SARs	8/24/2017	1,065,015	—	$4.73	8/24/2027	—	—
Vimeo SARs	8/24/2017	507,150	—	$6.99	8/24/2027	—	—
Vimeo SARs	3/2/2018	253,575	—	$5.95	3/2/2028	—	—
Vimeo SARs	7/17/2019	710,010	—	$6.73	7/17/2029	—	—
Vimeo stock options	12/1/2016	8,117(2)	—	$4.11	12/1/2026	—	—
Vimeo RSUs	3/3/2021	—	—	—	—	430,395(1)	$7,729,894
Narayan Menon
Vimeo SARs	2/24/2020	912,870	912,870(3)	$6.72	2/24/2030	—	—
Mark Kornfilt
Vimeo SARs	11/1/2017	126,787	—	$4.90	11/1/2027	—	—
Vimeo SARs	6/28/2018	253,575	—	$5.95	6/28/2028	—	—
Vimeo SARs	6/28/2018	95,090	31,697(4)	$5.95	6/28/2028	—	—
Vimeo SARs	7/17/2019	710,010	—	$6.73	7/17/2029	—	—
Vimeo RSUs	3/3/2021	—	—	—	—	344,316(1)	$6,183,915

1.The table below provides the following information regarding RSUs held by each of our named executive officers on December 31, 2021: (i) the number of RSUs outstanding on December 31, 2021, (ii) the market value of RSUs outstanding on December 31, 2021 and (iii) the vesting schedule for each award. All RSUs included in the table below were granted on March 3, 2021.

			Vesting Schedule (#)
Name	Number of Unvested RSUs as of 12/31/21 (#)	Market Value of Unvested RSUs as of 12/31/21 ($)	2022	2023	2024
Anjali Sud	430,395	$7,729,894	—	—	430,395
Narayan Menon	—	—	—	—	—
Mark Kornfilt	344,316	$6,183,915	—	—	344,316

2.As discussed in footnote 5 to the Summary Compensation Table, in connection with the Match Separation, each old IAC stock option (all of which were vested) outstanding at the time of the Match Separation was split into a new IAC stock option and a Match Group stock option. These IAC and Match Group stock options otherwise have the same terms and conditions, including exercise periods, as the corresponding vested IAC stock options outstanding immediately prior to the Match Separation. Subsequently, in connection with the Spin-off and Vimeo merger, each option to purchase shares of IAC common stock was converted into an option to purchase shares of IAC common stock and an option to purchase shares of Vimeo common stock with adjustments to the number of shares subject to each option and the option exercise prices based on (1) the value of IAC common stock prior to the Spin-off and (2) the value of IAC common stock and the value of Vimeo common stock after giving effect to the Spin-off, as further described in the section above titled “—Narrative to Summary Compensation Table— Adjustments to Equity Awards in Connection with the Spin-off.”
3.Represents SARs that vested/vest in four equal annual installments on the anniversary of the vesting start date (January 6, 2020).
4.Represents SARs that vested/vest in four equal annual installments on the anniversary of the vesting start date (May 14, 2018).
5.Amounts have been determined by multiplying the number of unvested RSUs by $17.96, which was the closing price of a share of Vimeo common stock on December 31, 2021.

Stock and Annual Incentive Plan

In connection with the completion of the Spin-off, Vimeo adopted the 2021 Plan, including an Israeli Appendix, which was effective upon the completion of the Spin-off and has terms substantially as set forth below.

Overview. The purpose of the 2021 Plan is to give Vimeo a competitive advantage in attracting, retaining and motivating officers and employees and to provide them with incentives that are directly linked to the future growth and profitability of Vimeo and its businesses. The 2021 Plan replaced the Vimeo, LLC 2012 Incentive Plan, the Vimeo, Inc. 2017 Incentive Plan and the Vimeo, Inc. 2019 Incentive Plan (including an Israeli Appendix), which we collectively refer to as the “Prior Plans.” The Prior Plans were automatically terminated and replaced and superseded by the 2021 Plan upon the completion of the Spin-off. Any and all awards granted under the Prior Plans, which we refer to as the “Prior Plan Awards,” remain in effect on their pre-Spin-off terms pursuant to the 2021 Plan, subject to adjustment in connection with the Spin-off and the Vimeo merger. The 2021 Plan also covers any awards relating to IAC common stock that were converted into awards relating to Vimeo common stock in connection with the Spin-off. For purposes of this summary, we refer to these awards as “Adjusted Awards.”

Summary of Terms of the 2021 Plan. The principal features of the 2021 Plan are described below. This summary is qualified in its entirety by reference to the full text of the 2021 Plan, a copy of which is filed as Exhibit 10.4 to this Annual Report on Form 10-K.

Administration. The 2021 Plan is administered by the Compensation and Human Capital Management Committee of the Board of Directors (or such other committee as the Board of Directors may from time to time designate), which we refer to as the “Committee” for purposes of this description. Among other things, the Committee has the authority to select individuals to whom awards may be granted, determine the types of awards (as well as the number of shares of Vimeo common stock to be covered by each such award) granted and determine and modify the terms and conditions of any such awards. The Committee may also delegate to one or more of the Company's executive officers the authority to make grants of awards of equity-based compensation to eligible individuals (other than directors or executive officers) and has done so.

Eligibility. In addition to any individuals who hold Prior Plan Awards and/or Adjusted Awards at any time, current or prospective officers, employees, directors and consultants of Vimeo and its subsidiaries and affiliates will be eligible to be granted awards under the 2021 Plan.

Shares Subject to the 2021 Plan. The aggregate number of shares of Vimeo common stock that may be delivered to satisfy awards under the 2021 Plan cannot exceed 10,000,000 shares, plus the number of shares delivered to satisfy Prior Plan Awards and Adjusted Awards. No individual award holder may be granted, in each case, during any calendar year: (i) restricted stock units, restricted stock and other share-based awards covering in excess of 2,000,000 shares; or (ii) stock options and SARs covering in excess of 3,000,000 shares. The maximum number of shares that may be granted pursuant to incentive stock options is 10,000,000. The foregoing share limits are subject to adjustment in certain circumstances by the Committee to prevent dilution or enlargement.

Shares of Vimeo common stock subject to grant under the 2021 Plan will be made available from authorized but unissued shares or from treasury shares, as determined from time to time by the Board of Directors. Other than with respect to Prior Plan Awards and Adjusted Awards, to the extent that any award is forfeited or any stock option or stock appreciation right terminates, expires or lapses without being exercised or any award is settled for cash, the shares underlying such awards will again be available for awards under the 2021 Plan. If the exercise price of any stock option and/or the tax withholding obligations relating to any award are satisfied by delivering shares (by either actual delivery or by attestation), only the number of shares issued net of the shares delivered or attested to will be deemed delivered for purposes of the limits in the 2021 Plan, other than with respect to Prior Plan Awards and Adjusted Awards. To the extent any shares subject to an award are withheld to satisfy the exercise price (in the case of a stock option) and/or the tax withholding obligations relating to such award, such shares will not be deemed to have been delivered for purposes of the limits set forth in the 2021 Plan, other than with respect to Prior Plan Awards and Adjusted Awards.

Stock Options and SARs. The 2021 Plan provides for the award of stock options and stock appreciation rights (“SARs”). Stock options can either be incentive stock options (“ISOs”) or non-qualified stock options and SARs can be granted either alone or in tandem with stock options. The exercise price of stock options and SARs cannot be less than 100% of the Fair Market Value (defined below) of Vimeo common stock on the grant date. The 2021 Plan defines Fair Market Value as the closing price of Vimeo common stock on the grant date, unless otherwise determined by the Committee. Holders of stock options may pay the exercise price: (i) in cash, (ii) if approved by the Committee, in shares of Vimeo common stock (valued at Fair Market Value), (iii) if approved by the Committee, with a combination of cash and shares of Vimeo common stock, (iv) if approved by the Committee, by way of a cashless exercise through a broker approved by Vimeo or (v) if approved by the Committee, by withholding shares of Vimeo common stock that are otherwise receivable on exercise. The Committee will determine the term of stock options and SARs, which term may not exceed ten years from the grant date. The Committee will also determine the vesting and exercise schedules for stock options and SARs, which the Committee may waive or accelerate at any time, and the extent to which any awards will be exercisable after a termination of employment. Generally, unvested stock options and SARs will terminate upon a termination of employment and vested stock options and SARs will remain exercisable for one (1) year after death, disability or retirement and for ninety (90) days after a termination of employment for any other reason. Vested stock options and SARs will also terminate upon a termination of employment for cause. Stock options and SARs will be transferable only by will or the laws of descent and distribution or, in the case of non-qualified stock options or SARs, pursuant to a qualified domestic relations order or as otherwise expressly permitted by the Committee (including, if so permitted, pursuant to a transfer to family members or a charitable organization, whether directly or indirectly or by means of a trust or partnership or otherwise).

Restricted Stock. The 2021 Plan provides for the award of shares of Vimeo common stock that are subject to forfeiture and restrictions on transferability as set forth in the 2021 Plan and as may be otherwise determined by the Committee (“Restricted Stock”). Except for these restrictions and any others imposed by the Committee, upon the grant of an award of Restricted Stock, holders will have rights of a holder of Vimeo common stock with respect to the shares of Restricted Stock, including the right to vote such shares and to receive all dividends and other distributions paid or made with respect to such shares, on such terms as will be approved by the Committee and set forth in the applicable award agreement. Unless otherwise determined by the Committee and/or otherwise provided in an individual award agreement: (i) cash dividends on shares of Restricted Stock shall be automatically reinvested in additional shares of Restricted Stock and (ii) dividends payable in shares of Vimeo common stock shall be paid in the form of additional shares of Restricted Stock, which in both cases, shall vest in accordance with the vesting schedule of the initial award. Grants of Restricted Stock awards under the 2021 Plan may or may not be subject to performance conditions. Shares of Restricted Stock may not be sold, transferred, pledged, exchanged or otherwise encumbered prior to vesting.

RSUs. The 2021 Plan provides for the award of restricted stock units (“RSUs”) denominated in shares of Vimeo common stock that will be settled, subject to the terms and conditions of the RSUs, in cash, shares of Vimeo common stock or a combination thereof, based upon the Fair Market Value of the number of shares of common stock vesting. RSUs are not shares of common stock and as a result, holders of RSUs do not have rights of a holder of Vimeo common stock. RSU award agreements will specify whether, to what extent and on what terms and conditions the shares of common stock underlying such awards will be credited for dividends (if at all). RSUs granted under the 2021 Plan may or may not be subject to performance conditions. RSUs may not be sold, transferred, pledged, exchanged or otherwise encumbered prior to vesting.

Other Stock-Based Awards. The 2021 Plan also provides for the award of other awards denominated in shares of Vimeo common stock and awards that are valued in whole or in part by reference to (or are otherwise based on) shares of Vimeo common stock (including unrestricted stock, dividend equivalents and convertible debentures).

Cash-Based Awards. Lastly, the 2021 Plan provides for cash-based awards that may be settled in cash, shares of Vimeo common stock or a combination thereof.

Performance Goals. The 2021 Plan provides that performance goals may be established by the Committee in connection with the grant of any award under the 2021 Plan.

Clawback Provisions. If a participant in the 2021 Plan incurs a termination of employment for “Cause” (as defined below), a participant resigns in anticipation of being terminated by Vimeo for Cause or following any termination of a participant’s employment with Vimeo for any reason, Vimeo becomes aware that during the two years prior to such termination of employment there was an event or circumstance that would have been grounds for termination of employment for Cause, and the basis of any such termination (x) causes, caused or is reasonable likely to cause significant business or reputational harm to Vimeo or (y) involves or involved fraudulent misconduct that relates to or harms Vimeo (the circumstances of either (x) or (y), the “Underlying Event”), then all Options and SARs, whether or not vested, and all other unvested awards under the 2021 Plan that are held by such participant will be forfeited by the participant and if any portion of the participant’s awards were exercised and/or settled after the Underlying Event, Vimeo will be entitled to recover from the participant at any time within two (2) years after such exercise or settlement, and the participant will be required to pay over to Vimeo, any amounts realized as a result of the exercise or settlement. "Cause" means, unless otherwise provided in an Award Agreement, (i) “Cause” as defined in any Individual Agreement to which the applicable participant is a party, or (ii) if there is no such individual agreement or if it does not define Cause: (A) the willful or gross neglect by a participant of his employment duties; (B) the plea of guilty or nolo contendere to, or conviction for, the commission of a felony offense by a participant; (C) a material breach by a participant of a fiduciary duty owed to the Company or any of its subsidiaries; (D) a material breach by a participant of any nondisclosure, non-solicitation or non-competition obligation owed to the Company or any of its affiliates; (E) a material violation of any of the Company’s “Core Policies,” including its insider trading and harassment policies; or (F) before a change in control, such other events as shall be determined by the Committee and set forth in a participant’s award agreement. Notwithstanding these general rules, following a change in control, any determination by the Committee as to whether “Cause” exists shall be subject to de novo review.

Change in Control. Unless otherwise provided by the administrator in the applicable award agreement, in the event that, upon a termination of employment (other than for cause or disability) or resignation for good reason during the two (2) year period following a “Change in Control” (as such term is defined in the 2021 Plan):
•all unvested stock options and SARs outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will become fully vested and exercisable and will remain exercisable for the greater of: (i) the period that they would have remained exercisable absent the change in control provision and (ii) the lesser of the original term or one (1) year following such termination or resignation;
•all restrictions applicable to all Restricted Stock awards outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will lapse and such Restricted Stock awards will become fully vested and transferable; and
•all RSUs outstanding as of the date of termination or resignation that were outstanding as of the date of the change in control will become fully vested and such RSUs will be settled in cash or shares of Vimeo common stock as promptly as practicable.

Amendment, Discontinuance and Term. The 2021 Plan may be amended, altered or discontinued by the Board of Directors at any time, but no amendment, alteration or discontinuance may impair the rights of award holders without their consent. Amendments to the 2021 Plan will require stockholder approval to the extent such approval is required by applicable law or the listing standards of the applicable exchange. The 2021 Plan will terminate on the ten-year anniversary of the completion of the Spin-off.

U.S. Federal Income Tax Consequences. The following is a summary of certain U.S. federal income tax consequences of awards made under the 2021 Plan based upon the laws in effect as of the date of this Annual Report on Form 10-K. The discussion is general in nature and does not take into account a number of considerations that may apply in light of individual circumstances under the 2021 Plan. Income tax consequences under applicable state and local tax laws may not be the same as under federal income tax laws. In addition, employees outside of the U.S. will generally be exclusively subject to the tax laws of their countries.

Non-Qualified Stock Options. A holder of non-qualified stock options will not recognize taxable income when the award is granted and Vimeo will not be entitled to a tax deduction at such time. Such holder will recognize compensation taxable as ordinary income (and subject to income tax withholding in the case of employees) upon the exercise of non-qualified stock options equal to the excess of the Fair Market Value of the shares of Vimeo common stock purchased over the exercise price and Vimeo will generally will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), apply.

ISOs. A holder of ISOs will not recognize taxable income when the award is granted. Such holder will not recognize taxable income (except for purposes of the alternative minimum tax) upon the exercise of an ISO. If such holder does not sell or otherwise dispose of the shares of Vimeo common stock acquired upon the exercise of an ISO within two (2) years from the date the ISO was granted or within one (1) year from the date the holder acquired such shares, any gain or loss arising from a subsequent disposition of such shares will be taxed as long-term capital gain or loss and Vimeo will not be entitled to any deduction. If, however, such shares are disposed of within such two (2) or one (1) year periods, then in the year of such disposition the holder will recognize compensation taxable as ordinary income equal to the excess of the lesser of the amount realized upon such disposition and the Fair Market Value of such shares on the date of exercise over the exercise price and Vimeo generally will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply. The excess of the amount realized through the disposition date over the Fair Market Value of the shares of Vimeo common stock acquired on the exercise date will be treated as capital gain.

SARs. A holder of SARs will not recognize taxable income when the award is granted and Vimeo will not be entitled to a tax deduction at such time. Upon the exercise of a SAR, such holder will recognize compensation taxable as ordinary income (and subject to income tax withholding in the case of employees) equal to the Fair Market Value of any shares of Vimeo common stock delivered (and the amount of cash paid by Vimeo (if any)) and Vimeo will generally be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply.

Restricted Stock. A holder of a Restricted Stock award will not recognize taxable income when the award is granted and Vimeo will not be entitled to a tax deduction at such time, unless such holder makes an election under Section 83(b) of the Code to be taxed at grant. If such an election is made, the holder will recognize compensation taxable as ordinary income (and subject to income tax withholding in the case of employees) at the time of grant equal to the Fair Market Value of the shares of Restricted Stock at such time. If such an election is not made, the holder will recognize compensation taxable as ordinary income (and subject to income tax withholding in the case of employees) at vesting in an amount equal to the Fair Market Value of the shares of Restricted Stock at such time. Vimeo will be entitled to a corresponding deduction at the time ordinary income is recognized by the holder, except to the extent the deduction limits of Section 162(m) of the Code apply. In addition, dividends credited prior to the vesting of shares of Restricted Stock for which the above-described election has not been made will be compensation taxable as ordinary income (and subject to income tax withholding in the case of employees), rather than as dividend income, and Vimeo will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply.

RSUs. A holder of RSUs will not recognize taxable income when the award is granted and Vimeo will not be entitled to a tax deduction at such time, unless such holder makes an election under Section 83(b) of the Code to be taxed at grant. Such holder will recognize compensation taxable as ordinary income (and subject to income tax withholding in the case of employees) at vesting in an amount equal to the Fair Market Value of any shares of Vimeo common stock delivered (and the amount of cash paid by Vimeo (if any)) and Vimeo will be entitled to a corresponding deduction, except to the extent the deduction limits of Section 162(m) of the Code apply.

Section 162(m). Under Section 162(m) of the Code, compensation (including compensation under the 2021 Plan) in any calendar year in excess of $1 million for any individual who served as a named executive officer in 2021 or thereafter will not be deductible.

The foregoing general tax discussion is intended for the information of Vimeo stockholders and not as tax guidance for holders of awards under the 2021 Plan. Holders of awards under the 2021 Plan are strongly urged to consult their own tax advisors regarding the federal, state, local, foreign and other tax consequences to them of participating in the 2021 Plan.

Director Compensation

Non-Employee Director Compensation Arrangements. The Compensation and Human Capital Management Committee has primary responsibility for establishing non-employee director compensation arrangements, which have been designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Vimeo common stock to further align the interests of our non-employee directors with those of our stockholders. Under the non-employee director compensation arrangements in effect during 2021 after the Spin-off: (i) each non-employee director received an annual retainer in the amount of $50,000, (ii) each member of the Audit and Compensation and Human Capital Management Committees (including their respective Chairpersons) received an additional annual retainer in the amount of $10,000 and $5,000, respectively and (iii) the Chairpersons of each of the Audit and Compensation and Human Capital Management Committees received an additional annual retainer in the amount of $20,000, with all amounts being paid quarterly, in arrears.

In addition, these arrangements also provided that each non-employee director receive a grant of Vimeo RSUs with a dollar value of $200,000 upon his or her initial election to the Board of Directors and annually thereafter upon re-election on the date of Vimeo’s annual meeting of stockholders, the terms of which provide for: (i) vesting in two equal installments on each of the first two anniversaries of the grant date, (ii) cancellation and forfeiture of unvested RSUs upon a termination of service with Vimeo and its affiliates and (iii) full acceleration of the vesting of RSUs upon a change in control of Vimeo in the event of termination of service with Vimeo and its affiliates. The Company also reimburses non-employee directors for all reasonable expenses incurred in connection with attendance at Vimeo Board of Directors and Board committee meetings.

Joseph Levin, the chairman of our Board of Directors, does not participate in our non-employee director compensation arrangements.

Deferred Compensation Plan for Non-Employee Directors. In December 2021, Vimeo’s Compensation and Human Capital Management Committee approved a Deferred Compensation Plan for Non-Employee Directors. Pursuant to the plan, non-employee directors may defer all or a portion of their Board of Directors and Board committee fees. Eligible directors who defer all or any portion of these fees can elect to have such deferred fees notionally invested in shares of Vimeo common stock (represented by Vimeo share units) or credited to a cash fund. If any dividends are paid on Vimeo common stock, dividend equivalents will be credited on the Vimeo share units. The cash fund will be credited with deemed interest at an annual rate equal to the weighted average prime lending rate of JPMorgan Chase & Co. After a director ceases to be a member of the Board of Directors, he or she will receive: (i) with respect to share units, the number of shares of Vimeo common stock represented by such share units, and (ii) with respect to the cash fund, a cash payment in an amount equal to deferred amounts, plus accrued interest. These payments are generally made in one lump sum payment, unless a director initially elected to receive up to five annual installments, after the relevant director leaves the Board of Directors and otherwise in accordance with the plan.

2021 Non-Employee Director Compensation. The table below provides the amount of: (i) fees earned by non-employee directors for services performed during 2021, commencing at the completion of the Spin-off and (ii) the grant date fair value of RSU awards granted in 2021.

Name	Fees Earned and Paid in Cash($)(1)	Stock Awards($)(2)	Total($)

Adam Gross	$37,500	$199,988	$237,488
Alesia J. Haas	$50,000	$199,988	$249,988
Kendall Handler	$31,250	$199,988	$231,238
Jay Herratti (3)	$6,875	$199,449	$206,324
Ida Kane	$37,500	$199,988	$237,488
Mo Koyfman	$46,875	$199,988	$246,863
Spike Lee	$31,250	$199,988	$231,238
Joseph Levin (4)	$—	$—	$—
Nabil Mallick	$34,375	$199,988	$234,363
Glenn H. Schiffman	$31,250	$199,988	$231,238
George C. Wolfe (3)	$27,500	$—	$27,500

1.Reflects a pro-rated amount of annual fees, beginning upon completion of the Spin-off, and the amount of committee and Chair fees paid during the portion of 2021 that followed the completion of the Spin-off.
2.Reflects the grant date fair value of RSU awards granted to the director during 2021, calculated by multiplying the closing market price of Vimeo common stock on the grant date by the number of RSUs awarded. As of December 31, 2021, our directors held the following number of RSUs in the aggregate:

Name	Outstanding RSUs (#)
Adam Gross	4,406
Alesia J. Haas	4,406
Kendall Handler	4,406
Jay Herratti	10,781
Ida Kane	4,406
Mo Koyfman	4,406
Spike Lee	4,406
Nabil Mallick	4,406
Glenn H. Schiffman	4,406

In addition to the RSUs listed above, as a result of the Spin-off, as of December 31, 2021, each of Messrs. Levin and Schiffman and Ms. Handler held 1,623,500, 618,553 and 6,088 Vimeo stock options, respectively, issued in respect of IAC stock options previously granted as part of their compensation received as officers of IAC and unrelated to their service as directors of Vimeo. Additionally, as of this same date, Mr. Levin held 4,870,500 shares of Vimeo restricted stock issued in respect of IAC restricted stock previously granted as part of his compensation by IAC, as described below. In the Spin-off, Mr. Levin received these shares of Vimeo restricted stock based on the Spin-off exchange ratio and retained his original 3,000,000 shares of IAC restricted stock.

Treatment of Mr. Levin’s IAC Restricted Stock Award in connection with the Spin-off

On November 5, 2020, Mr. Levin received an IAC Restricted Stock award covering 3,000,000 shares of IAC common stock. In the Spin-off, Mr. Levin received 4,8750,000 shares of Vimeo restricted common stock based on the Spin-off exchange ratio and retained his shares of IAC restricted common stock. In connection with the Spin-off, Vimeo and Mr. Levin entered into a restricted stock agreement covering the shares of restricted Vimeo common stock received by Mr. Levin in the Spin-off, with the vesting of such shares generally subject to the same requirements as are applicable to the IAC Restricted Stock award, including Vimeo stock price performance goals that reflect the impact of the Spin-off. Upon a change in control of Vimeo, a designated percentage of the Vimeo Restricted Stock award will vest based on the timing of the change in Control and subject to a floor of 30%, escalating to 100%.

3.Mr. Wolfe resigned from our Board of Directors on December 16, 2021, and Mr. Herratti was appointed on the same day to fill Mr. Wolfe’s vacancy. Mr. Wolfe forfeited his RSUs upon his departure from the Board of Directors.
4.Mr. Levin, the chairman of our Board of Directors, does not participate in our current non-employee director compensation arrangements.

Compensation Committee Interlocks and Insider Participation

The Compensation and Human Capital Management Committee consists of Mo Koyfman (chair), Jay Herratti and Nabil Mallick, none of whom have served as one of our officers or employees in 2021. None of our executive officers currently serves, or served in 2021, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents, as of February 18, 2022, information relating to the beneficial ownership of Vimeo common stock and Class B common stock by: (1) each person known by Vimeo to beneficially own more than 5% of the outstanding shares of Vimeo common stock and/or Class B common stock, (2) each director nominee (all of whom are incumbent directors), (3) each Vimeo named executive officer and (4) all current directors and executives officers as a group. As of February 18, 2022, there were 156,794,851 and 9,399,250 shares of Vimeo common stock and Class B common stock, respectively, outstanding.

Unless otherwise indicated, the beneficial owners listed below may be contacted at Vimeo’s corporate headquarters located at 555 West 18th Street, New York, New York 10011. For each listed person, the number of shares of Vimeo common stock and percent of such class listed includes vested Vimeo SARs and stock options, and assumes the conversion of any shares of Vimeo Class B common stock owned by such person and the vesting of any Vimeo SARs, stock options and/or RSUs scheduled to occur within sixty days of February 18, 2022, but does not assume the conversion, exercise or vesting of any such equity securities owned by any other person. Shares of Vimeo Class B common stock may, at the option of the holder, be converted on a one-for-one basis into shares of Vimeo common stock. The percentage of votes for all classes of capital stock is based on one vote for each share of Vimeo common stock and ten votes for each share of Vimeo Class B common stock.

	Vimeo Common Stock		Vimeo Class B Common Stock		Percent of Vote
Name and Address of Beneficial Owner	Number of Shares Owned		Number of Shares Owned	% of Class Owned	(All Classes)
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	12,634,772(1)	8.1%	—	—	5.0%
T Rowe Price Associates, Inc. 100 East Pratt Street Baltimore, MD 21202	11,227,946(2)	7.2%	—	—	4.5%
Morgan Stanley 1585 Broadway New York, NY 10036	9,193,217(3)	5.9%	—	—	3.7%
Jackson Square Partners, LLC One Letterman Drive Building A, Suite A3-200 San Francisco, CA 92129	7,894,508(4)	5.0%	—	—	3.1%
Barry Diller	11,527,867(5)	6.9%	9,399,250(6)	100%	38.3%
Joseph Levin	18,486,030(7)	11.1%	9,399,250(8)	100%	41.1%
Anjali Sud	2,746,727(9)	1.8%	—	—	1.1%
Narayan Menon	913,550(10)	*	—	—	*
Mark Kornfilt	1,185,462(11)	*	—	—	*
Michael A. Cheah	276,281(12)	*	—	—	*
Adam Gross	—	—	—	—	—
Alesia J. Haas	—	—	—	—	—
Kendall Handler	8,502(13)	*	—	—	*
Jay Herratti	—	—		—	—
Ida Kane	—	—	—	—	—
Mo Koyfman	373(14)	*	—	—	*
Spike Lee	—	—	—	—	—
Nabil Mallick	—	—	—	—	—
Glenn H. Schiffman	674,739(15)	*	—	—	*
All executive officers and directors as a group (14 persons)	24,291,664	14.6%	9,399,250	100%	43.4%
* The percentage of shares beneficially owned does not exceed 1% of the class.

1.Based upon information regarding Vimeo holdings reported by way of a Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 9, 2022. Vanguard beneficially owns the Vimeo holdings disclosed in the table above in its capacity as an investment adviser. Vanguard has sole dispositive power over 12,417,722 shares of Vimeo common stock listed in the table above.
2.Based upon information regarding Vimeo holdings reported by way of Amendment No. 2 to a Schedule 13G filed by T. Rowe Price Associates, Inc. (“Price Associates”) with the SEC on February 14, 2022. Price Associates beneficially owns the Vimeo holdings disclosed in the table above in its capacity as an investment adviser. Price Associates has sole voting power over 4,769,557 shares of Vimeo common stock and sole dispositive power over 11,227,946 shares of Vimeo common stock listed in the table above.
3.Based upon information regarding Vimeo holdings reported by way of a Schedule 13G filed by Morgan Stanley and Morgan Stanley Investment Management Inc. (“MSIM”) with the SEC on February 11, 2022. Morgan Stanley beneficially owns an aggregate of 9,193217 shares of Vimeo common stock, and MSIM beneficially owns an aggregate of 8,724,196 shares of Vimeo common stock. MSIM beneficially owns such Vimeo holdings in its capacity as an investment adviser. The securities beneficially owned by Morgan Stanley are owned, or may be deemed to be beneficially owned, by MSIM, a wholly-owned subsidiary of Morgan Stanley. The address for MSIM is 525 5th Avenue, 6th Floor, New York, NY 10036.
4.Based upon information regarding Vimeo holdings reported by way of a Schedule 13G filed by Jackson Square Partners, LLC (“Jackson Square”) with the SEC on February 11, 2022. Jackson Square beneficially owns the Vimeo holdings disclosed in the table above in its capacity as an investment adviser. Jackson Square has sole voting power over 6,297,889 shares of Vimeo common stock listed in the table above, and sole dispositive power over 7,894,508 shares of Vimeo common stock listed in the table above.
5.Consists of (i) 2,125,840 shares of Vimeo common stock, including 1,623,500 shares of Vimeo common stock underlying vested stock options, and 9,399,250 shares of Vimeo Class B common stock, which are convertible on a one-for-one basis into shares of Vimeo common stock, held directly by Mr. Diller and/or through the Arrow Trust, over which Mr. Diller has sole investment and voting power (and may be deemed to share voting power with Mr. Levin (see footnotes 5 and 6)) and (ii) 2,777 shares of Vimeo common stock held by a family foundation, as to which Mr. Diller has shared voting and investment power and as to which Mr. Diller disclaims beneficial ownership.
6.Consists of 9,399,250 shares of Vimeo Class B common stock, which are convertible on a one-for-one basis into shares of Vimeo common stock, held directly by Mr. Diller and/or through the Arrow Trust, over which Mr. Diller has sole investment and voting power (and may be deemed to share voting power with Mr. Levin (see footnote 6)).
7.Consists of (i) 4,870,500 shares of Vimeo common stock held directly by Mr. Levin, representing a Restricted Stock Award made to Mr. Levin in June 2021 (for a description of this award, see Exhibit 10.6 to this Annual Report on Form 10-K), (ii) 466,940 shares of Vimeo common stock held through a grantor retained annuity trust, of which Mr. Levin serves as sole trustee and is the sole annuitant, (iii) 1,623,500 shares of Vimeo common stock underlying vested stock options and (iv) by virtue of Mr. Levin’s entry into a Voting Agreement with Mr. Diller on June 4, 2021, (x) 2,125,840 shares of Vimeo common stock, including 1,623,500 shares of Vimeo common stock underlying vested stock options, held by Mr. Diller, over which Mr. Diller has sole investment power and Mr. Diller and Mr. Levin may be deemed to have shared voting power, and (y) 9,399,250 shares of Vimeo Class B common stock, which are convertible on a one-for-one basis into shares of Vimeo common stock, held directly by Mr. Diller and/or through the Arrow Trust over which Mr. Levin may be deemed to have shared voting power (see footnotes 3 and 6).
8.Consists of 9,399,250 shares of Vimeo Class B common stock, which are convertible on a one-for-one basis into shares of Vimeo common stock, held directly by Mr. Diller and/or through the Arrow Trust, over which Mr. Diller has sole investment and voting power and as to which Mr. Levin may be deemed to share voting power by virtue of his entry into the Voting Agreement.
9.Consists of (i) 2,738,610 shares of Vimeo common stock underlying vested SARs held by Ms. Sud and (ii) 8,117 shares of Vimeo common stock underlying vested options held by Ms. Sud.
10.Consists of (i) 340 shares of Vimeo common stock held directly by Mr. Menon and (ii) 913,210 shares of Vimeo common stock underlying vested SARs held by Mr. Menon.
11.Consists of 1,185,462 shares of Vimeo common stock underlying vested SARs held by Mr. Kornfilt.
12.Consists of (i) 48,064 shares of Vimeo common stock held directly by Mr. Cheah, (ii) 215,538 shares of Vimeo common stock underlying vested SARs held by Mr. Cheah and (iii) 12,679 shares of Vimeo common stock underlying SARs that will vest within 60 days of February 18, 2022 held by Mr. Cheah.
13.Consists of (i) 2,414 shares of Vimeo common stock held directly by Ms. Handler and (ii) 6,088 shares of Vimeo common stock underlying vested options held by Ms. Handler.
14.Consists of 373 shares of Vimeo common stock held directly by Mr. Koyfman.
15.Consists of (i) 56,186 shares of Vimeo common stock held directly by Mr. Schiffman and (ii) 618,553 shares of Vimeo common stock underlying vested options held by Mr. Schiffman.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes information, as of December 31, 2021, regarding Vimeo equity compensation plans pursuant to which grants of Vimeo stock appreciation rights, stock options, RSUs or other rights to acquire shares of Vimeo common stock may be made from time to time.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by security holders(1)(2)(3)	20,829,650	$5.91	8,359,302
Equity compensation plans not approved by security holders	—	—	—
Total	20,829,650	$5.91	8,359,302
____________________

(1) Consists of Vimeo’s 2021 Stock and Annual Incentive Plan. For a description of this plan, see the first two paragraphs of Note 10 to the consolidated financial statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
(2) Includes an aggregate of: (i) up to 3,343,978 shares issuable upon the vesting of Vimeo RSUs and (ii) up to 17,485,672 shares issuable upon the exercise of outstanding stock options and SARs, in each case, as of December 31, 2021.
(3) Information excludes 4,870,500 shares of Vimeo restricted stock, which is reflected in the total number of shares of Vimeo common stock issued and outstanding as of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Party Transactions

We currently have a written related party transaction policy that sets forth our procedures for the identification, review, consideration, and approval or ratification of related party transactions. For purposes of our policy only, a related person transaction is a transaction, contract, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which (x) we were, are or will be a participant, (y) the amount involved exceeds or is expected to exceed $120,000 and (z) a related party had, has or will have a direct or indirect material interest. Under the policy, if a transaction has been identified as a related party transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related party transaction prior to consummation, our management must present information regarding the related party transaction to the Audit Committee for review, consideration and approval or ratification. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related party transactions and to effectuate the terms of the policy.

Related Party Transactions

Based on a review of the transactions between Vimeo and our directors and executive officers, their immediate family members, and their affiliated entities, as well as beneficial owners of more than 5% of the outstanding shares of our common stock and/or Class B common stock, we have determined that, since the beginning of 2021, we were a party to a number of transactions identified as related party transactions under our related party transaction policy. Those transactions are described in “Note 14—Related Party Transactions” to the accompanying notes to our consolidated financial statements in Part 2. Item 8 of this Annual Report on Form 10-K. The information set forth under “Note 14—Related Party Transactions” in the accompanying notes to our consolidated financial statements in Part 2. Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

Director Independence

Under the Marketplace Rules of The Nasdaq Stock Market, LLC (the “Marketplace Rules”), our Board of Directors has a responsibility to make an affirmative determination that those members of the board who serve as independent directors do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In connection with the independence determinations described below, our Board of Directors reviewed information regarding transactions, relationships and arrangements relevant to independence, including those required by the Marketplace Rules. This information is obtained from director responses to questionnaires circulated by our management, as well as from our records and publicly available information. Following these determinations, our management monitors those transactions, relationships and arrangements that were relevant to such determinations, as well as periodically solicits updated information potentially relevant to independence from internal personnel and directors, to determine whether there have been any developments that could potentially have an adverse impact on prior independence determinations.

Our Board of Directors has determined that each of Adam Gross, Alesia J. Haas, Ida Kane, Mo Koyfman, Spike Lee, Nabil Mallick and Jay Herratti satisfy the director independence requirements set forth in the Marketplace Rules, and that the members of the Audit and Compensation and Human Capital Management Committees also satisfied separate independence requirements under the standards imposed by applicable SEC rules and the Marketplace Rules for audit committee and compensation committee members.
Item 14. Principal Accounting Fees and Services
The following table sets forth fees for all professional services rendered by Ernst & Young LLP to Vimeo for the years ended December 31, 2021 and 2020:

	2021		2020
Audit Fees	$1,486,125	(1)	$1,003,750	(2)
Audit-Related Fees	$—		$—
Total Audit and Audit-Related Fees	$1,486,125		$1,003,750
Tax Fees	$—		$—
Total Fees	$1,486,125		$1,003,750

(1)
Audit Fees in 2021 include: (i) fees associated with the annual audit of financial statements and review of periodic reports, (ii) statutory audits (audits performed for certain Vimeo businesses in a jurisdiction abroad, which audits are required by local law), (iii) accounting consultations, and (iv) post-report review procedures related to the issuance of the auditor's consent for SEC registration statements in connection with the Spin-off.

(2)
Audit Fees in 2020 include: (i) fees associated with the audit of financial statements and review of periodic reports included within the Form S-4 registration statement filed with the SEC, (ii) statutory audits (audits performed for certain Vimeo businesses in a jurisdiction abroad, which audits are required by local law) and (iii) accounting consultations.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Vimeo
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2021 and 2020.
Consolidated Statement of Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Shareholders' (Deficit) Equity for the Years Ended December 31, 2021, 2020 and 2019.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019.
Notes to Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedule of Vimeo

Schedule Number
II	Valuation and Qualifying Accounts.

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

Exhibit No.	Description of Document	Location
2.1*	Separation Agreement, by and between IAC/InterActiveCorp and Vimeo, Inc., dated May 24, 2021	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 by and among Vimeo, Inc., Stream Merger Sub, Inc. and Vimeo.com, Inc.	Annex G of the Registrant's Joint Registration Statement on Form S-4 with IAC, filed on March 12, 2021
3.1	Amended and Restated Certificate of Incorporation of Vimeo, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
3.2	Amended and Restated By-laws of Vimeo, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
4.1	Description of Securities	Filed herewith.
10.1*	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021*	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021

Exhibit No.	Description of Document	Location
10.2*	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021*	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.3*	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.4#	Vimeo, Inc. 2021 Stock and Annual Incentive Plan	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.5#	Vimeo, Inc. Deferred Compensation Plan for Non-Employee Directors	Filed herewith.
10.6	Restricted Stock Agreement, dated as of June 7, 2021, by and between Vimeo, Inc. and Joseph M. Levin	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 8, 2021
10.7	Extension Request Pursuant to Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of August 26, 2021	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on November 5, 2021
10.8	Offer Letter between Anjali Sud and Vimeo.com, Inc., dated as of June 22, 2017	Filed herewith.
10.9	Offer Letter between Narayan Menon and Vimeo.com, Inc., dated as of October 28, 2019	Filed herewith.
10.10	Offer Letter between Mark Kornfilt and Vimeo.com, Inc., dated as of September 24, 2017	Filed herewith.
21.1	List of Subsidiaries of Vimeo, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith.

Exhibit No.	Description of Document	Location
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Portions of this exhibit have been omitted because such information is both: (i) not material to the Registrant and (ii) would be competitively harmful if publicly disclosed.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2022	VIMEO, INC.

	By:	/s/ Michael A. Cheah
		Name:	Michael A. Cheah
		Title:	General Counsel and Secretary
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Cheah and Jessica Tracy, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on March 1, 2022:

Signature	Title

/s/ Anjali Sud	Chief Executive Officer
Anjali Sud	(Principal Executive Officer)

/s/ Narayan Menon	Chief Financial Officer
Narayan Menon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Levin	Chairman of the Board of Directors
Joseph Levin

/s/ Adam Gross	Director
Adam Gross

/s/ Alesia J. Haas	Director
Alesia J. Haas

/s/ Kendall Handler	Director
Kendall Handler

/s/ Jay Herratti	Director
Jay Herratti

/s/ Ida Kane	Director
Ida Kane

Signature	Title

/s/ Mo Koyfman	Director
Mo Koyfman

/s/ Shelton "Spike" Lee	Director
Shelton "Spike" Lee

/s/ Nabil Mallick	Director
Nabil Mallick

/s/ Glenn H. Schiffman	Director
Glenn H. Schiffman