Form 10-Q
period 2022-03-31
Vimeo, Inc.
filed 2022-05-05
CIK 1837686

As filed with the Securities and Exchange Commission on May 5, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	156,888,379
Class B common stock	9,399,250
Total	166,287,629

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
•our prior rapid growth may not be indicative of future performance,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may need additional funding as we continue to invest in research and development and expand internationally,
•we may not have the right product/market fit,
•we may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly, our success depends on our ability to reach customers and acquire subscribers through digital app stores,
•our business involves hosting large quantities of user content,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•the impact of the COVID-19 pandemic on our business,
•we have been the target of cyberattacks by malicious actors, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$291,100	$321,900
Accounts receivable, net	34,638	29,451
Prepaid expenses and other current assets	16,626	18,811
Total current assets	342,364	370,162

Leasehold improvements and equipment, net	2,973	2,868
Goodwill	245,048	242,586
Intangible assets with definite lives, net	9,277	11,008
Other non-current assets	22,484	22,737
TOTAL ASSETS	$622,146	$649,361

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$15,482	$17,501
Deferred revenue	171,749	173,167
Accrued expenses and other current liabilities	65,499	67,385
Total current liabilities	252,730	258,053

Other long-term liabilities	11,368	20,713

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 156,874 and 156,708 shares issued and outstanding, respectively	1,569	1,567
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in-capital	718,951	704,796
Accumulated deficit	(362,334)	(335,776)
Accumulated other comprehensive loss	(232)	(86)
Total shareholders' equity	358,048	370,595
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$622,146	$649,361

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Revenue	$108,354	$89,422
Cost of revenue (exclusive of depreciation shown separately below)	26,756	24,956
Gross profit	81,598	64,466
Operating expenses:
Research and development expense	34,418	21,475
Sales and marketing expense	43,156	32,069
General and administrative expense	28,612	14,518
Depreciation	376	115
Amortization of intangibles	1,291	1,887
Total operating expenses	107,853	70,064
Operating loss	(26,255)	(5,598)
Interest expense	(121)	(64)
Interest expense–related party	—	(726)
Other income, net	341	10,086
(Loss) earnings before income taxes	(26,035)	3,698
Income tax provision	(523)	(385)
Net (loss) earnings	$(26,558)	$3,313

Per share information:
Basic and diluted (loss) earnings per share	$(0.16)	$0.02

Stock-based compensation expense by function:
Cost of revenue	$164	$20
Research and development expense	4,699	1,720
Sales and marketing expense	932	322
General and administrative expense	8,398	2,850
Total stock-based compensation expense	$14,193	$4,912

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net (loss) earnings	$(26,558)	$3,313
Other comprehensive loss:
Change in foreign currency translation	(146)	(22)
Total other comprehensive loss	(146)	(22)
Comprehensive (loss) income	$(26,704)	$3,291

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2022
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2021	$1,567	156,708	$94	9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(26,558)	—	(26,558)
Other comprehensive loss	—	—	—	—	—	—	(146)	(146)
Stock-based compensation expense	—	—	—	—	14,193	—	—	14,193
Amounts related to settlement of equity awards	2	166	—	—	(38)	—	—	(36)
Balance at March 31, 2022	$1,569	156,874	$94	9,399	$718,951	$(362,334)	$(232)	$358,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2021
(Unaudited)

	Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2020	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net earnings	—	—	—	—	—	3,313	—	3,313
Other comprehensive loss	—	—	—	—	—	—	(22)	(22)
Stock-based compensation expense	—	—	—	—	4,912	—	—	4,912
Amounts related to settlement of equity awards	1	133	—	—	(4,402)	—	—	(4,401)
Issuance of common stock, net of fees	90	9,000	—	—	299,660	—	—	299,750
Other	—	—	—	—	502	—	—	502
Balance at March 31, 2021	$928	92,789	$663	66,285	$667,348	$(279,696)	$(109)	$389,134

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(26,558)	$3,313
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Stock-based compensation expense	14,193	4,912
Amortization of intangibles	1,291	1,887
Depreciation	376	115
Provision for credit losses	3,123	82
Gain on the sale of an asset	—	(10,217)
Non-cash lease expense	1,771	170
Other adjustments, net	16	231
Changes in assets and liabilities:
Accounts receivable	(8,686)	(2,278)
Prepaid expenses and other assets	338	(1,999)
Accounts payable and other liabilities	(11,507)	(7,519)
Deferred revenue	(1,110)	11,281
Net cash used in operating activities	(26,753)	(22)
Cash flows from investing activities:
Acquisitions, net of cash acquired	21	—
Capital expenditures	(515)	(135)
Proceeds from the sale of an asset	1,611	7,768
Net cash provided by investing activities	1,117	7,633
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	—	299,750
Principal payments on related-party debt	—	(94,565)
Deferred financing costs	—	(1,440)
Withholding taxes paid related to equity awards	(5,137)	(4,733)
Proceeds from exercise of stock options	18	—
Net cash (used in) provided by financing activities	(5,119)	199,012
Total cash (used) provided	(30,755)	206,623
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(125)	(132)
Net (decrease) increase in cash and cash equivalents and restricted cash	(30,880)	206,491
Cash and cash equivalents and restricted cash at beginning of period	322,345	110,037
Cash and cash equivalents and restricted cash at end of period	$291,465	$316,528

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
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
NOTE 2—REVENUE

Revenue Recognition

Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and sales-assisted subscription plans. Revenue, in the amount that reflects the consideration Vimeo expects to be entitled to, is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances at March 31, 2022 were $171.7 million and $1.3 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The current and non-current deferred revenue balances at December 31, 2021 were $173.2 million and $1.3 million, respectively. During the three months ended March 31, 2022, Vimeo recognized $84.7 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the three months ended March 31, 2021, Vimeo recognized $65.6 million of revenue that was included in the deferred revenue balance at December 31, 2020.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Assets Recognized from the Costs to Obtain a Contract with a Customer
Vimeo has determined certain costs, primarily commissions paid to employees pursuant to certain sales incentive programs, and mobile app store fees, meet the requirements to be capitalized as a cost of obtaining a contract. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. For sales incentive programs where the customer relationship period is one year or less, Vimeo has elected the practical expedient to expense the costs as incurred. Vimeo capitalizes and amortizes mobile app store fees over the term of the applicable subscription.

The current and non-current contract asset balances are included in "Prepaid expenses and other current assets" and "Other non-current assets" in the accompanying consolidated balance sheet and were $3.8 million and $6.8 million, and $3.5 million and $6.2 million, at March 31, 2022 and December 31, 2021, respectively.
NOTE 3—INCOME TAXES
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For 2021, the income tax provision was computed for Vimeo on an as-if-standalone separate tax return basis. Payments to and refunds from IAC for Vimeo's share of IAC’s consolidated state tax return liabilities, calculated on this basis, have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. For 2022, the income tax provision was computed for Vimeo on a true standalone basis.

At the end of each interim period, Vimeo estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss with discrete items recorded in the period. The estimates used to compute the provision or benefit for income taxes may change as new events occur, more experience is acquired, additional information is obtained, or Vimeo's tax environment changes.
For the three months ended March 31, 2022 and 2021, Vimeo recorded an income tax provision of $0.5 million and $0.4 million, respectively. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are NOLs. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.

At March 31, 2022 and December 31, 2021, unrecognized tax benefits were $2.7 million and $2.5 million, respectively. If unrecognized tax benefits at March 31, 2022 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by March 31, 2023. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	March 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$275,627	$—	$—	$275,627

Liabilities:
Contingent consideration arrangements	$—	$—	$13,777	$13,777

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$305,836	$—	$—	$305,836

Liabilities:
Contingent consideration arrangements	$—	$—	$12,200	$12,200

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

Three Months Ended March 31, 2022
(In thousands)
Balance at beginning of period	$12,200
Total net losses (gains):
Included in operating loss	—
Measurement period adjustments	1,577
Settlements	—
Balance at end of period	$13,777

Contingent Consideration Arrangements

At March 31, 2022, the Company had two outstanding contingent consideration arrangements related to the acquisitions of Wibbitz Ltd. and WIREWAX Ltd. on November 10, 2021 and December 6, 2021, respectively. The maximum contingent payments related to these arrangements is $25.0 million.

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

During the three months ended March 31, 2022, the Company recorded measurement period adjustments, based on new information obtained that existed as of the acquisition date, to increase the provisional amounts by approximately $1.6 million. These changes were recognized as part of the purchase price and therefore, recorded as an increase to "Goodwill" in the accompanying consolidated balance sheet.

The Company will remeasure the fair value of each contingent consideration arrangement each reporting period and any adjustments will be recognized in "General and administrative expense" in the accompanying consolidated statement of operations. The current and non-current contingent consideration liability balances at March 31, 2022 were $10.5 million and $3.3 million, respectively. The non-current contingent consideration liability balance at December 31, 2021 was $12.2 million. The current and non-current contingent consideration liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At March 31, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
NOTE 6—SHAREHOLDERS' EQUITY
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
Sale of Common Stock
In January 2021, Vimeo OpCo raised $300 million of equity capital via the sale of 6.2 million shares of its Class A Voting common stock for $200 million, or $32.41 per share, at a $5.2 billion pre-money valuation, and 2.8 million shares of its Class A Voting common stock for $100 million, or $35.35 per share, at a $5.7 billion pre-money valuation.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the three months ended March 31, 2022.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is shown as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$(86)	$(87)
Other comprehensive loss	(146)	(22)
Balance at end of period	$(232)	$(109)
At both March 31, 2022 and 2021, there was no tax benefit or provision on the accumulated other comprehensive loss.
NOTE 8—(LOSS) EARNINGS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. In 2021, Vimeo entered into a Restricted Stock Agreement with Joseph Levin, Chairman of the Vimeo Board of Directors, which provided for a grant of 4,870,500 shares of common stock ("Vimeo Restricted Shares"). The Vimeo Restricted Shares are participating securities because these shares are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. No allocation of undistributed losses has been made as the Vimeo Restricted Shares do not participate in losses of the Company.
The computation of basic and diluted (loss) earnings per share attributable to common shareholders is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share data)
Numerator:
Net (loss) earnings	$(26,558)	$3,313
Denominator: (a) (b) (c)
Denominator for (loss) earnings per share—weighted average shares	161,312	159,381

(Loss) earnings per share attributable to common stock shareholders:
(Loss) earnings per share	$(0.16)	$0.02
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at March 31, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(b)    For the three months ended March 31, 2022, approximately 27.2 million potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.
(c)    Weighted average basic and dilutive shares outstanding for the three months ended March 31, 2021 reflect Vimeo's outstanding shares immediately after the completion of the Spin-off as described in "Note 1—Organization and Basis of Presentation."

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total amounts shown in the consolidated statement of cash flows is as follows:

	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$291,100	$321,900	$316,305	$110,011
Restricted cash included in other current assets	365	445	223	26
Total cash and cash equivalents and restricted cash as shown in the consolidated statement of cash flows	$291,465	$322,345	$316,528	$110,037
Restricted cash at March 31, 2022 and December 31, 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at March 31, 2021 primarily consisted of a deposit related to a lease.
Restricted cash at December 31, 2020 primarily consisted of a deposit related to corporate credit cards.
Credit Losses
The changes in the allowance for credit losses for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
	(In thousands)
Balance at beginning of period	$1,324	$476
Provision for credit losses	3,123	82
Write-offs charged against the allowance	(378)	(58)
Recoveries collected	146	—
Balance at end of period	$4,215	$500

Accumulated Amortization and Depreciation
The accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	March 31, 2022	December 31, 2021
	(In thousands)
Right-of-use assets included in other non-current assets	$10,462	$8,548
Leasehold improvements and equipment	$1,970	$1,591
Intangible assets with definite lives	$40,983	$39,692

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other income, net

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Other income, net	$341	$10,086

Other income, net generally relates to net foreign exchange gains and losses.
For the three months ended March 31, 2021, Other income, net also included a gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States was the only country for which revenue was greater than 10% of Vimeo's total revenue for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Revenue:
United States	$53,831	$45,795
All other countries	54,523	43,627
Total	$108,354	$89,422
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at March 31, 2022 and December 31, 2021 relate to "Leasehold improvements and equipment, net."

	March 31, 2022	December 31, 2021
	(In thousands)
Leasehold improvements and equipment, net:
United States	$2,011	$1,901
All other countries	962	967
Total	$2,973	$2,868
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs’ copyrights by hosting and streaming user-uploaded videos that contain plaintiffs’ copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.
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
Vimeo moved to compel arbitration of the case. On June 1, 2020, the district court denied Vimeo’s motion. On June 18, 2020, Vimeo filed an appeal to the U.S. Court of Appeals for the Seventh Circuit. The parties subsequently fully briefed the appeal. At a mediation held on January 7, 2022, the parties reached a settlement in principle. The appeal is being held in abeyance pending finalization of the settlement in principle.

Vimeo denies liability in connection with this lawsuit.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. Through December 31, 2021, Vimeo participated in IAC's health and welfare benefit plans. The total related charges for the three months ended March 31, 2022 and 2021 were $1.3 million and $2.7 million, respectively. At March 31, 2022 and December 31, 2021, Vimeo had a current payable due to IAC of $0.1 million and $6.4 million, respectively, which were included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and were subsequently paid in April 2022 and January 2022, respectively.
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo occupies in IAC's headquarters building at 555 West 18th Street in New York City. Additionally, in November 2021 Vimeo entered into a sublease agreement with HomeAdvisor, Inc., an indirect subsidiary of IAC, whereby Vimeo agreed to sublease from HomeAdvisor the 10th floor at 330 West 34th Street in New York City. At March 31, 2022 Vimeo had a current lease liability of $6.2 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $1.9 million included in "Other long-term liabilities" related to these agreements in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the same space that it currently occupies in IAC's headquarters building. The total rent expense for these two locations for the three months ended March 31, 2022 and 2021 was $1.6 million and $0.9 million, respectively.
For the three months ended March 31, 2021, Vimeo’s consolidated statement of operations also includes $1.0 million of costs allocated by IAC, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue and are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Debt—Related Party
In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 6—Shareholders' Equity." Each promissory note bore interest at 10% per annum.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three months ended March 31, 2022 included in "Item 1—Consolidated Financial Statements."
Key Terms:
When the following terms appear in this report, they have the meanings indicated below:
•Subscribers - is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. We count each account with a subscription plan as a subscriber. In the case of sales-assisted customers who maintain multiple accounts across our platforms as part of a single sales-assisted subscription plan, we count only one subscriber. We do not count team members who have access to a subscriber’s account as additional subscribers.
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
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. At March 31, 2022, there were no outstanding borrowings under the Credit Facility.

•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings to Adjusted EBITDA for the three months ended March 31, 2022 and 2021.
MANAGEMENT OVERVIEW
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
Sources of Revenue
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for self-serve and sales-assisted subscription plans. Revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended March 31,
	2022	2021
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	25	28
Gross profit	75	72
Operating expenses:
Research and development expense	32	24
Sales and marketing expense	40	36
General and administrative expense	26	16
Depreciation	—	—
Amortization of intangibles	1	2
Total operating expenses	100	78
Operating loss	(24)	(6)
Interest expense	—	—
Interest expense–related party	—	(1)
Other income, net	—	11
(Loss) earnings before income taxes	(24)	4
Income tax provision	—	—
Net (loss) earnings	(25)%	4%
Revenue

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands, except ARPU)
Revenue	$108,354	$89,422	$18,932	21%

Operating metrics:
Subscribers	1,689	1,587	102	6%
Average Subscribers	1,692	1,559	133	9%
ARPU	$260	$233	$27	12%
Revenue increased $18.9 million, or 21%, driven primarily by a 9% increase in Average Subscribers and a 12% increase in ARPU. The growth in Average Subscribers was due to the increase in customers as individuals, businesses and organizations continued to adopt video to communicate. ARPU increased due primarily to the growth in sales-assisted subscribers, for which average annual contract values are much greater than self-serve subscribers. For the three months ended March 31, 2022 compared to March 31, 2021, the number of sales-assisted subscribers increased from more than 4,000 to more than 8,000, and sales-assisted revenue, as a percentage of total revenue, increased from 27% to 33%.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$26,756	$24,956	$1,800	7%
Gross profit	$81,598	$64,466	$17,132	27%
Gross profit margin	75%	72%
Cost of revenue increased $1.8 million, or 7%, due primarily to increases $0.9 million in hosting fees and $0.5 million in customer care personnel costs. Hosting fees increased due to the increase in Average Subscribers. Customer care personnel costs increased due primarily to an increase in headcount, partially offset by a reduction in outsourced costs.
Gross profit margin increased due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Research and development expense	$34,418	$21,475	$12,943	60%
Sales and marketing expense	43,156	32,069	11,087	35%
General and administrative expense	28,612	14,518	14,094	97%
Depreciation	376	115	261	229%
Amortization of intangibles	1,291	1,887	(596)	(32)%
Total operating expenses	$107,853	$70,064	$37,789	54%
Research and development expense increased $12.9 million, or 60%, due primarily to increased investment in products. The increased investment included $12.5 million in compensation expense (including an increase of $3.0 million in stock-based compensation expense). The increase in compensation expense was due primarily to increased headcount and the timing of equity awards granted in the first quarter of 2021.
Sales and marketing expense increased $11.1 million, or 35%, due primarily to increases of $6.2 million in compensation expense (including an increase of $0.6 million in stock-based compensation expense), $3.2 million in advertising costs, and $0.8 million in software license and maintenance costs. The increase in compensation expense was due primarily to growth in the sales force and the timing of equity awards granted in the first quarter of 2021.
General and administrative expense increased $14.1 million, or 97%, due primarily to increases of $10.2 million in compensation expense (including an increase of $5.5 million in stock-based compensation expense) and $3.0 million in bad debt expense. The increase in compensation expense was due primarily to increased headcount, the Vimeo Restricted Shares (as described in "Note 8—(Loss) Earnings Per Share) which were granted in the second quarter of 2021, and the timing of equity awards granted in the first quarter of 2021. The increase in bad debt expense was due primarily to the implementation of a new billing system that led to an increase in aged accounts receivable balances.
Depreciation increased $0.3 million, or 229%, due primarily to the reduction in the estimated useful life of certain leasehold improvements to align with the estimated term of the operating lease agreement, entered into in connection with the Spin-off, for the space we occupy in IAC's headquarters building.
Amortization of intangibles decreased $0.6 million, or 32%, due primarily to certain intangibles that are amortized using an accelerated method of amortization.

Operating loss

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Operating loss	$(26,255)	$(5,598)	$(20,657)	(369)%

Operating loss increased $20.7 million or 369%, due to an increase in operating expenses of $37.8 million, partially offset by an increase in gross profit of $17.1 million. The increase in operating expenses was due primarily to increases in compensation expense of $28.9 million (including stock-based compensation of $9.1 million), advertising costs of $3.2 million, bad debt expense of $3.0 million, and software license and maintenance costs of $1.3 million. The increase in gross profit was due to higher revenue and improved gross profit margin (75% in 2022 compared to 72% in 2021).

Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Adjusted EBITDA	$(10,395)	$1,316	$(11,711)	NM
As a percentage of revenue	(10)%	1%
For a reconciliation of net (loss) earnings to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA decreased $11.7 million to a loss of $10.4 million, due primarily to increases in compensation and other operating expenses, partially offset by higher revenue and improved gross profit margin.
Non-Operating Expenses

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Interest expense	$(121)	$(64)	$(57)	(89)%
Interest expense–related party	$—	$(726)	$726	NM
Other income, net	$341	$10,086	$(9,745)	(97)%
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
Other income, net generally relates to net foreign exchange gains and losses. For the three months ended March 31, 2021, Other income, net also included a gain of $10.2 million, related to the sale of Vimeo’s retained interest in its former hardware business.
Income tax provision

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(In thousands)
Income tax provision	$(523)	$(385)	$(138)	36%
Effective income tax rate	(2)%	10%

For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business. The increase in income tax provision was driven by a net increase in international tax accruals. The difference between the effective income tax rate and the federal statutory rate was due primarily to the impact of stock-based awards and the valuation allowance on deferred tax assets.

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
The reconciliation of net (loss) earnings to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net (loss) earnings	$(26,558)	$3,313
Add back:
Income tax provision	523	385
Other income, net	(341)	(10,086)
Interest expense–related party	—	726
Interest expense	121	64
Operating loss	(26,255)	(5,598)
Add back:
Stock-based compensation expense	14,193	4,912
Depreciation	376	115
Amortization of intangibles	1,291	1,887
Adjusted EBITDA	$(10,395)	$1,316
Non-Cash Expenses That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants of Vimeo stock-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base. We also consider the dilutive impact of stock-based awards in GAAP diluted earnings per share, to the extent such impact is dilutive. Stock-based awards are generally settled on a gross basis in shares of Vimeo common stock such that individual award holders will pay their withholding tax obligation, generally by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable exercise).

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$285,542	$317,134
All other countries	5,558	4,766
Total cash and cash equivalents	$291,100	$321,900
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by
Operating activities	$(26,753)	$(22)
Investing activities	$1,117	$7,633
Financing activities	$(5,119)	$199,012
Net cash used in operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, non-cash lease expense, amortization of intangibles, and depreciation.
2022
Adjustments to net loss consisted primarily of $14.2 million of stock-based compensation expense, provision for credit losses of $3.1 million, non-cash lease expense of $1.8 million, and $1.3 million of amortization of intangibles. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $11.5 million and an increase in accounts receivable of $8.7 million. The decrease in accounts payable and other liabilities was due primarily to the payment of 2021 cash bonuses in 2022, the payment of professional fees related to acquisition activities, and the timing of invoice payments. The increase in accounts receivable was due primarily to the implementation of a new billing system.
Net cash provided by investing activities included proceeds of $1.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.5 million.
Net cash used by financing activities reflected the timing of net withholding taxes paid related to the exercise of equity awards of $5.1 million.
2021
Adjustments to net earnings consisted primarily of a $10.2 million gain related to the sale of Vimeo's retained interest in its former hardware business, $4.9 million of stock-based compensation expense, and $1.9 million of amortization of intangibles. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $7.5 million, an increase in accounts receivable of $2.3 million, and an increase in prepaid expenses and other assets of $2.0 million, partially offset by an increase in deferred revenue of $11.3 million. The decrease in accounts payable and other liabilities was due primarily to a decrease in accrued employee compensation mainly related to the payment of 2020 cash bonuses in 2021 and payment of related-party accrued interest. The increase in accounts receivable was due primarily to timing of cash receipts. The increase in prepaid expenses and other assets was due primarily to an increase in prepaid software license and maintenance costs. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions.
Net cash provided by investing activities included proceeds of $7.8 million related to the sale of Vimeo's retained interest in its former hardware business.

Net cash provided by financing activities included $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A Voting common stock, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of equity awards of $4.7 million, and $1.4 million of deferred financing costs related to the Credit Facility.
Liquidity and Capital Resources
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
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into its $100 million Credit Facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At March 31, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
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
Liquidity Assessment
At March 31, 2022, Vimeo had approximately $291.1 million in cash and cash equivalents and no debt. At March 31, 2022, approximately 87% of Vimeo’s subscribers were on annual subscription plans.
Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. Vimeo does not currently expect to incur significant capital expenditures. The $100 million of available borrowings under Vimeo’s Credit Facility will be a potential source of additional financial flexibility and liquidity, if needed.
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
International revenue, which is based upon the location of the customer, accounted for 50% and 49% of Vimeo's total revenue for the three months ended March 31, 2022 and 2021, respectively. Vimeo's self-serve subscription plans are generally priced in local currency for international customers and Vimeo's sales-assisted subscription plans are generally priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange gains of $0.3 million and losses of $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Vimeo monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, Vimeo modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Vimeo's management, including its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of Vimeo's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that Vimeo's disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

Item 1A.    Risk Factors
You should carefully consider the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2022.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended March 31, 2022.
Item 5.    Other Information

Chief Executive Officer and President & Chief Product Officer Letter Agreements

On May 4, 2022, the Company entered into new letter agreements with each of Anjali Sud, Chief Executive Officer, and Mark Kornfilt, President & Chief Product Officer concerning the terms and conditions of each executive’s at-will employment with the Company.
Ms. Sud’s letter agreement provides for an annual base salary of $600,000 and Mr. Kornfilt’s letter agreement provides for an annual base salary of $450,000. Under each letter agreement, Ms. Sud and Mr. Kornfilt are entitled to an annual discretionary target cash bonus opportunity equal to 100% of executive’s base salary, to be determined by the Compensation & Human Capital Management Committee of the Board of Directors.
If Ms. Sud’s or Mr. Kornfilt’s employment is terminated by the Company without cause or if Ms. Sud or Mr. Kornfilt terminates their respective employment with the Company for good reason (as such terms are defined in the Company’s 2021 Stock and Annual Incentive Plan), such executive will be entitled to severance equal to (i) at least twelve months of the executive’s then-current salary and (ii) health benefits coverage for twelve months or, at the Company’s option, COBRA coverage for the same period. In each case, the executive must execute a standard severance agreement and, upon the Company’s request, provide a transition period of at least eight (8) weeks. In addition, if Ms. Sud’s or Mr. Kornfilt’s employment is terminated for any reason, each will have eighteen months following the separation date to exercise any vested Vimeo stock appreciation rights or stock options. Each of Ms. Sud and Mr. Kornfilt has agreed to confidentiality, intellectual property, non-competition and non-solicitation covenants.
The foregoing summary of the above-mentioned letter agreements does not purport to be complete and is qualified in its entirety by reference to the letter agreements, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#	Transition Agreement by and between Narayan Menon and Vimeo, Inc., dated as of February 4, 2022	Filed herewith.
10.2#	Letter Agreement by and between Gillian Munson and Vimeo, Inc., dated as of April 2, 2022	Filed herewith.
10.3#	Letter Agreement by and between Anjali Sud and Vimeo, Inc., dated as of May 3, 2022	Filed herewith.
10.4#†	Letter Agreement by and between Mark Kornfilt and Vimeo, Inc., dated as of May 3, 2022	Filed herewith.
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
# Indicates a management contract or compensatory plan or arrangement.
† Certain portions of this exhibit are confidential and have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Vimeo agrees to supplementally furnish to the Securities and Exchange Commission a copy of such omissions upon request.
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

Dated:	May 5, 2022	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)