Form 10-Q
period 2022-06-30
Vimeo, Inc.
filed 2022-08-04
CIK 1837686

As filed with the Securities and Exchange Commission on August 4, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________
Commission File No. 001-40420

VIMEO, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-4334195
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
330 West 34th Street, 5th Floor New York, New York 10001
(Address of registrant's principal executive offices)
555 West 18th Street, New York, New York 10011
(Former name, former address and former fiscal year, if changed since last report)
(212) 524-8791
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 29, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	156,983,661
Class B common stock	9,399,250
Total	166,382,911

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$268,078	$321,900
Accounts receivable, net	39,986	29,451
Prepaid expenses and other current assets	19,715	18,811
Total current assets	327,779	370,162

Leasehold improvements and equipment, net	1,497	2,868
Goodwill	245,406	242,586
Intangible assets with definite lives, net	7,936	11,008
Other non-current assets	16,428	22,737
TOTAL ASSETS	$599,046	$649,361

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$3,364	$17,501
Deferred revenue	176,918	173,167
Accrued expenses and other current liabilities	62,857	67,385
Total current liabilities	243,139	258,053

Other long-term liabilities	6,478	20,713

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 156,977 and 156,708 shares issued and outstanding, respectively	1,570	1,567
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in-capital	737,239	704,796
Accumulated deficit	(388,836)	(335,776)
Accumulated other comprehensive loss	(638)	(86)
Total shareholders' equity	349,429	370,595
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$599,046	$649,361

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$110,977	$96,046	$219,331	$185,468
Cost of revenue (exclusive of depreciation shown separately below)	26,878	25,771	53,634	50,727
Gross profit	84,099	70,275	165,697	134,741
Operating expenses:
Research and development expense	35,728	27,062	70,146	48,538
Sales and marketing expense	43,080	40,248	86,236	72,317
General and administrative expense	29,710	21,508	58,322	36,026
Depreciation	1,537	186	1,913	300
Amortization of intangibles	1,341	1,583	2,632	3,471
Total operating expenses	111,396	90,587	219,249	160,652
Operating loss	(27,297)	(20,312)	(53,552)	(25,911)
Interest expense	(122)	(122)	(243)	(186)
Interest expense–related party	—	—	—	(726)
Other income, net	1,172	142	1,513	10,229
Loss before income taxes	(26,247)	(20,292)	(52,282)	(16,594)
Income tax provision	(255)	(100)	(778)	(485)
Net loss	$(26,502)	$(20,392)	$(53,060)	$(17,079)

Per share information:
Basic and diluted loss per share	$(0.16)	$(0.13)	$(0.33)	$(0.11)

Stock-based compensation expense by function:
Cost of revenue	$237	$169	$401	$189
Research and development expense	6,722	5,748	11,421	7,468
Sales and marketing expense	2,443	1,498	3,375	1,820
General and administrative expense	9,270	7,280	17,668	10,130
Total stock-based compensation expense	$18,672	$14,695	$32,865	$19,607

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(26,502)	$(20,392)	$(53,060)	$(17,079)
Other comprehensive (loss) income:
Change in foreign currency translation	(406)	23	(552)	1
Total other comprehensive (loss) income	(406)	23	(552)	1
Comprehensive loss	$(26,908)	$(20,369)	$(53,612)	$(17,078)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2022
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2022	$1,569	156,874	$94	9,399	$718,951	$(362,334)	$(232)	$358,048
Net loss	—	—	—	—	—	(26,502)	—	(26,502)
Other comprehensive loss	—	—	—	—	—	—	(406)	(406)
Stock-based compensation expense	—	—	—	—	18,672	—	—	18,672
Amounts related to settlement of equity awards	1	103	—	—	(384)	—	—	(383)
Balance at June 30, 2022	$1,570	156,977	$94	9,399	$737,239	$(388,836)	$(638)	$349,429

Balance at December 31, 2021	$1,567	156,708	$94	9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(53,060)	—	(53,060)
Other comprehensive loss	—	—	—	—	—	—	(552)	(552)
Stock-based compensation expense	—	—	—	—	32,865	—	—	32,865
Amounts related to settlement of equity awards	3	269	—	—	(422)	—	—	(419)
Balance at June 30, 2022	$1,570	156,977	$94	9,399	$737,239	$(388,836)	$(638)	$349,429

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2021
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
					(In thousands)
Balance at March 31, 2021	$—	$—	$—	$—	$928	92,789	$663	66,285	$667,348	$(279,696)	$(109)	$389,134
Net loss	—	—	—	—	—	—	—	—	—	(20,392)	—	(20,392)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	23	23
Stock-based compensation expense	—	—	—	—	—	—	—	—	14,695	—	—	14,695
Amounts related to settlement of equity awards	2	213	—	—	—	—	—	—	(4,337)	—	—	(4,335)
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	13	—	—	13
Balance at June 30, 2021	$1,551	155,065	$94	9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138

Balance at December 31, 2020	$—	$—	$—	$—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(17,079)	—	(17,079)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	19,607	—	—	19,607
Amounts related to settlement of equity awards	2	213	—	—	1	133	—	—	(8,739)	—	—	(8,736)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance at June 30, 2021	$1,551	$155,065	$94	$9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(53,060)	$(17,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	32,865	19,607
Amortization of intangibles	2,632	3,471
Depreciation	1,913	300
Provision for credit losses	7,015	280
Gain on the sale of an asset	—	(10,217)
Non-cash lease expense	3,421	825
Other adjustments, net	(719)	540
Changes in assets and liabilities:
Accounts receivable	(18,225)	(5,248)
Prepaid expenses and other assets	(2,870)	(6,925)
Accounts payable and other liabilities	(26,127)	3,026
Deferred revenue	4,445	29,571
Net cash (used in) provided by operating activities	(48,710)	18,151
Cash flows from investing activities:
Acquisitions, net of cash acquired	21	—
Capital expenditures	(630)	(215)
Proceeds from the sale of an asset	1,611	7,768
Net cash provided by investing activities	1,002	7,553
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	—	299,750
Principal payments on related-party debt	—	(94,565)
Deferred financing costs	—	(1,440)
Withholding taxes paid related to equity awards	(5,126)	(8,181)
Proceeds from exercise of stock options	18	4
Other	(621)	—
Net cash (used in) provided by financing activities	(5,729)	195,568
Total cash (used) provided	(53,437)	221,272
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(488)	(57)
Net (decrease) increase in cash and cash equivalents and restricted cash	(53,925)	221,215
Cash and cash equivalents and restricted cash at beginning of period	322,345	110,037
Cash and cash equivalents and restricted cash at end of period	$268,420	$331,252

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
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
All intercompany transactions and balances between and among Vimeo and its subsidiaries have been eliminated. All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of Vimeo equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of Vimeo equity awards and borrowings from and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as financing activities.
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
Accounting Estimates
Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP that affect the amounts reported in the accompanying consolidated financial statements and footnotes thereto. Actual results could differ from these estimates.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Significant estimates and judgments inherent in the preparation of the accompanying consolidated financial statements include those related to: the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the estimated customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets"); the useful lives and recoverability of intangible assets with definite lives; the recoverability of goodwill; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.
Recent Accounting Pronouncements
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the accompanying consolidated results of operations, financial condition or cash flows of Vimeo.
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

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances at June 30, 2022 were $176.9 million and $1.3 million, respectively. Non-current deferred revenue is included in "Other long-term liabilities" in the accompanying consolidated balance sheet. The current and non-current deferred revenue balances at December 31, 2021 were $173.2 million and $1.3 million, respectively. During the six months ended June 30, 2022, Vimeo recognized $141.3 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the six months ended June 30, 2021, Vimeo recognized $110.7 million of revenue that was included in the deferred revenue balance at December 31, 2020.
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

The current and non-current contract asset balances are included in "Prepaid expenses and other current assets" and "Other non-current assets", respectively, in the accompanying consolidated balance sheet and were $3.8 million and $6.7 million, and $3.5 million and $6.2 million, at June 30, 2022 and December 31, 2021, respectively.
NOTE 3—INCOME TAXES
Vimeo was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For 2021, the income tax provision was computed for Vimeo on an as-if-standalone separate tax return basis. Payments to and refunds from IAC for Vimeo's share of IAC’s consolidated state tax return liabilities, calculated on this basis, have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. For 2022, the income tax provision is computed for Vimeo on a true standalone basis.

At the end of each interim period, Vimeo estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss with discrete items recorded in the period. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or Vimeo's tax environment changes.
For the three months ended June 30, 2022 and 2021, Vimeo recorded an income tax provision of $0.3 million and $0.1 million, respectively. For the six months ended June 30, 2022 and 2021, Vimeo recorded an income tax provision of $0.8 million and $0.5 million, respectively. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are NOLs. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.

At June 30, 2022 and December 31, 2021, unrecognized tax benefits were $3.0 million and $2.5 million, respectively. If unrecognized tax benefits at June 30, 2022 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by June 30, 2023. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	June 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$254,818	$—	$—	$254,818
Time deposits	—	256	—	256
Total	$254,818	$256	$—	$255,074

Liabilities:
Contingent consideration arrangements	$—	$—	$13,108	$13,108

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$305,836	$—	$—	$305,836

Liabilities:
Contingent consideration arrangements	$—	$—	$12,200	$12,200

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Balance at beginning of period	$13,777	$12,200
Total net losses (gains):
Included in operating loss	(669)	(669)
Measurement period adjustments	—	1,577
Settlements	—	—
Balance at end of period	$13,108	$13,108

Contingent Consideration Arrangements

At June 30, 2022, the Company had two outstanding contingent consideration arrangements related to the acquisitions of Wibbitz Ltd. (“Wibbitz”) and WIREWAX Ltd. (“Wirewax”), which were completed on November 10, 2021 and December 6, 2021, respectively. The maximum contingent payments related to these arrangements are $15.0 million for Wibbitz and $10.0 million for Wirewax. The fair values of the contingent consideration arrangements were finalized during the first quarter of 2022, when the Company recorded measurement period adjustments to increase the provisional amounts recorded by approximately $1.6 million. These changes were recorded as an increase to "Goodwill" in the accompanying consolidated balance sheets. As of June 30, 2022, the allocation of the purchase price for the two acquisitions has been completed. The final acquisition date fair values for the contingent consideration arrangements for Wibbitz and Wirewax were $5.6 million and $8.2 million, respectively.

The fair value of each of the contingent consideration arrangements was determined by using probability weighted analyses to estimate the contingent payments, adjusted to fair value by applying a discount rate. The Company remeasures the fair value of each contingent consideration arrangement each reporting period and any adjustments are recognized in "General and administrative expense" in the consolidated statement of operations.

The contingent consideration arrangement for Wibbitz is dependent upon the amount of revenue generated by Wibbitz subscribers who migrate to the Vimeo platform by December 31, 2022. During the quarter ended June 30, 2022, the fair value of the contingent consideration liability was reduced by approximately $1.6 million due primarily to a decrease in forecasted Wibbitz revenue during the earnout period.

The contingent consideration arrangement for Wirewax is based upon achievement of an integration milestone and attainment of certain revenue thresholds within two years of the acquisition. The integration milestone was met during the quarter ended June 30, 2022, resulting in a payment of $4.8 million in July 2022, which is consistent with the fair value estimated as of the acquisition date. Additionally during the quarter ended June 30, 2022, the fair value of the contingent consideration arrangement based on the attainment of certain revenue thresholds was increased by $0.9 million, due primarily to the expected attainment of certain revenue thresholds earlier than previously estimated.

At June 30, 2022, $13.1 million of contingent consideration is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. At December 31, 2021, $12.2 million of contingent consideration is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At June 30, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At June 30, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the six months ended June 30, 2022.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$(232)	$(109)
Other comprehensive (loss) income	(406)	23
Balance at end of period	$(638)	$(86)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$(86)	$(87)
Other comprehensive (loss) income	(552)	1
Balance at end of period	$(638)	$(86)
At both June 30, 2022 and 2021, there was no tax benefit or provision on accumulated other comprehensive loss.
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
The computation of basic and diluted loss per share attributable to common shareholders is as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(26,502)	$(20,392)	$(53,060)	$(17,079)
Denominator: (a) (b)
Denominator for loss per share—weighted average shares	161,455	159,418	161,384	159,399

Loss per share attributable to common stock shareholders:
Loss per share	$(0.16)	$(0.13)	$(0.33)	$(0.11)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at June 30, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.
(b)    For both the three and six months ended June 30, 2022, and three and six months ended June 30, 2021, approximately 32.8 million and 26.4 million, respectively, potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$268,078	$321,900	$331,024	$110,011
Restricted cash included in Prepaid expenses and other current assets	342	445	228	26
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$268,420	$322,345	$331,252	$110,037
Restricted cash at June 30, 2022 and December 31, 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at June 30, 2021 primarily consisted of a deposit related to a lease.
Restricted cash at December 31, 2020 primarily consisted of a deposit related to corporate credit cards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The changes in the allowance for credit losses for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021
	(In thousands)
Balance at beginning of period	$1,324	$476
Provision for credit losses	7,015	280
Write-offs charged against the allowance	(917)	(522)
Recoveries collected	578	282
Currency translation adjustment	(10)	—
Balance at end of period	$7,990	$516
The increase in the allowance for credit losses for the six months ended June 30, 2022 was due primarily to the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances, as well as growth in the sales-assisted business.
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	June 30, 2022	December 31, 2021
	(In thousands)
ROU assets included in Other non-current assets	$7,697	$8,548
Leasehold improvements and equipment	$510	$1,591
Intangible assets with definite lives	$42,324	$39,692

Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Foreign exchange gains (losses), net	$755	$121	$1,055	$(29)
Interest income	417	21	458	41
Gain on sale of an asset	—	—	—	10,217
Other income, net	$1,172	$142	$1,513	$10,229

For the six months ended June 30, 2021, Gain on sale of an asset related to the sale of Vimeo’s retained interest in its former hardware business.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States was the only country for which revenue was greater than 10% of Vimeo's total revenue for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
United States	$56,050	$48,920	$109,881	$94,715
All other countries	54,927	47,126	109,450	90,753
Total	$110,977	$96,046	$219,331	$185,468
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at June 30, 2022 and December 31, 2021 relate to "Leasehold improvements and equipment, net."

	June 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements and equipment, net:
United States	$553	$1,901
All other countries	944	967
Total	$1,497	$2,868
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs’ state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit’s judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability the assertion that Vimeo had “red flag” knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court’s other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. The appeal has been fully briefed.

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
Illinois Biometric Information Privacy Act Litigation
On September 9, 2019, Bradley Acaley filed, on behalf of himself and other similarly situated individuals, a putative class action complaint against Vimeo in the Circuit Court of Cook County, Illinois. See Bradley Acaley v. Vimeo, Inc., Acaley v. Vimeo.com, Inc., Case No. 2019 CH10873 (Ill. Cir. Ct.). Vimeo thereafter removed the case to the U.S. District Court for the Northern District of Illinois, where it is now pending. See Bradley Acaley v. Vimeo, Inc., No. 19 Civ. 7164 (N.D. Ill.). In his complaint, plaintiff asserts that Vimeo’s Magisto mobile application collected facial biometric information in a manner that violated his rights under the Illinois Biometric Information Privacy Act ("BIPA"), and he seeks, among other things, injunctive relief and monetary damages.

On May 29, 2022, the parties entered into a settlement agreement that will, subject to court approval, result in certain payments to class members in exchange for releases to Vimeo. On June 6, 2022, the case was, pursuant to the parties’ stipulation, remanded from federal court back to the Circuit Court of Cook County, Illinois. On July 22, 2022, plaintiffs’ counsel filed a motion for preliminary approval of the settlement agreement.

Vimeo denies liability in connection with this lawsuit.
NOTE 11—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. Through December 31, 2021, Vimeo participated in IAC's health and welfare benefit plans. The total related charges for the three and six months ended June 30, 2022 and 2021 were $1.0 million and $2.3 million, and $3.2 million and $5.9 million, respectively. At June 30, 2022 and December 31, 2021, Vimeo had a current payable due to IAC of $0.3 million and $6.4 million, respectively, which were included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and were subsequently paid in July 2022 and January 2022, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo had previously occupied in IAC's headquarters building at 555 West 18th Street in New York City. Vimeo exited this space on June 30, 2022. Additionally, in November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. At June 30, 2022 Vimeo had a current lease liability of $1.9 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $0.7 million included in "Other long-term liabilities" related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the same space that it occupied in IAC's headquarters building. The total rent expense for these two locations for the three and six months ended June 30, 2022 and 2021 were $1.4 million and $3.0 million, and $1.1 million and $1.9 million, respectively. See "Note 12—Subsequent Events" for a description of changes to the West 34th Street Sublease entered into in July 2022.
For the six months ended June 30, 2021, Vimeo’s consolidated statement of operations also includes $1.0 million of costs allocated by IAC, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue and are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Debt—Related Party
In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 6—Shareholders' Equity." Each promissory note bore interest at 10% per annum.

NOTE 12—SUBSEQUENT EVENTS
In July 2022, the Company completed an evaluation to a sufficient level of detail to commit to a restructuring plan that resulted in a reduction to its workforce of approximately 6% of its employees. All impacted employees were notified in July and the Company expects to provide severance payments, continuation of health insurance coverage, and other benefits for a specified period of time to the affected employees. As a result, the Company currently estimates that it will incur restructuring costs of approximately $4.0 million in the third quarter of 2022.
Additionally in July 2022, Vimeo entered into agreements with a subsidiary of Angi Inc. and a subsidiary of IAC pursuant to which Vimeo extended its sublease of the tenth floor at 330 West 34th Street, and added a sublease of the fifth floor, both through April 2028. As a result of entering into these agreements, future expected lease payments related to 330 West 34th Street are $20.1 million.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and six months ended June 30, 2022 included in "Item 1—Consolidated Financial Statements."
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
•General and administrative expense - consists primarily of compensation expense (including stock-based compensation expense) and other employee-related costs for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services (including transaction-related costs related to the Spin-off and acquisitions), rent expense, facilities costs, and software license and maintenance costs.
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. At June 30, 2022, there were no outstanding borrowings under the Credit Facility.

•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the three and six months ended June 30, 2022 and 2021.
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

Results of Operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	24	27	24	27
Gross profit	76	73	76	73
Operating expenses:
Research and development expense	32	28	32	26
Sales and marketing expense	39	42	39	39
General and administrative expense	27	22	27	19
Depreciation	1	—	1	—
Amortization of intangibles	1	2	1	2
Total operating expenses	100	94	100	87
Operating loss	(25)	(21)	(24)	(14)
Interest expense	—	—	—	—
Interest expense–related party	—	—	—	—
Other income, net	1	—	1	6
Loss before income taxes	(24)	(21)	(24)	(9)
Income tax provision	—	—	—	—
Net loss	(24)%	(21)%	(24)%	(9)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands, except ARPU)
Revenue	$110,977	$96,046	$14,931	16%	$219,331	$185,468	$33,863	18%

Operating metrics:
Subscribers	1,682	1,627	55	3%	1,682	1,627	55	3%
Average Subscribers	1,685	1,607	78	5%	1,688	1,579	109	7%
ARPU	$264	$240	$24	10%	$262	$237	$25	11%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Revenue increased $14.9 million, or 16%, driven primarily by a 5% increase in Average Subscribers and a 10% increase in ARPU. The growth in Average Subscribers was due to the increase in customers as individuals, businesses and organizations continued to adopt video to communicate. ARPU increased due primarily to the growth in sales-assisted Subscribers, for which average annual contract values are much greater than self-serve Subscribers. The number of sales-assisted Subscribers increased from more than 5,000 to more than 9,000, and sales-assisted revenue, as a percentage of total revenue, increased from 28% to 35%.

For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Revenue increased $33.9 million, or 18%, driven primarily by a 7% increase in Average Subscribers and a 11% increase in ARPU. The growth in Average Subscribers and increase in ARPU were due to the factors described above in the three-month discussion. Sales-assisted revenue, as a percentage of total revenue, increased from 27% to 34%.
Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$26,878	$25,771	$1,107	4%	$53,634	$50,727	$2,907	6%
Gross profit	$84,099	$70,275	$13,824	20%	$165,697	$134,741	$30,956	23%
Gross profit margin	76%	73%			76%	73%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Cost of revenue increased $1.1 million, or 4%, due primarily to an increase of $1.4 million in hosting fees, which was primarily due to the increase in Average Subscribers.
Gross profit margin increased due primarily to the increase in revenue.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Cost of revenue increased $2.9 million, or 6%, due primarily to an increase of $2.3 million in hosting fees, which was primarily due to the factor described above in the three-month discussion.
Gross profit margin increased due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Research and development expense	$35,728	$27,062	$8,666	32%	$70,146	$48,538	$21,608	45%
Sales and marketing expense	43,080	40,248	2,832	7%	86,236	72,317	13,919	19%
General and administrative expense	29,710	21,508	8,202	38%	58,322	36,026	22,296	62%
Depreciation	1,537	186	1,351	NM	1,913	300	1,613	NM
Amortization of intangibles	1,341	1,583	(242)	(15)%	2,632	3,471	(839)	(24)%
Total operating expenses	$111,396	$90,587	$20,809	23%	$219,249	$160,652	$58,597	36%
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Research and development expense increased $8.7 million, or 32%, due primarily to increased investment in products. The increased investment included $9.2 million in compensation expense (including an increase of $1.0 million in stock-based compensation expense) and other employee-related costs. The increase in compensation expense and other employee-related costs was due primarily to increased headcount, partially offset by a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger.

Sales and marketing expense increased $2.8 million, or 7%, due primarily to increases of $6.9 million in compensation expense (including an increase of $0.9 million in stock-based compensation expense) and other employee-related costs, $1.1 million in software license and maintenance costs, and $0.5 million in travel and conference costs, partially offset by a decrease of $5.9 million in advertising costs. The increases in compensation expense and other employee-related costs, and software license and maintenance costs was due primarily to growth in the sales force. The increase in travel and conference costs was due primarily to more frequent travel and on-site training. The decrease in advertising costs was due primarily to cost optimization initiatives.
General and administrative expense increased $8.2 million, or 38%, due primarily to increases of $5.6 million in compensation expense (including an increase of $2.0 million in stock-based compensation expense) and other employee-related costs, and $3.7 million in provision for credit losses, partially offset by a decrease of $1.0 million in professional fees. The increase in compensation expense and other employee-related costs was due primarily to increased headcount and the timing of the Vimeo Restricted Shares (as described in "Note 8—Loss Per Share") which were granted in the second quarter of 2021, partially offset partially offset by a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger. The increase in the provision for credit losses was due primarily to the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances. The decrease in professional fees was primarily due to decreases in costs associated with the implementation of new enterprise systems and costs associated with the Spin-off, partially offset by an increase in third-party recruiting services.
Depreciation increased $1.4 million due primarily to fully depreciating certain leasehold improvements and equipment in connection with the Company's decision to not renew its lease for the space we occupied in IAC's headquarters.
Amortization of intangibles decreased $0.2 million, or 15%, due primarily to certain intangibles that were amortized using an accelerated method of amortization.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Research and development expense increased $21.6 million, or 45%, due primarily to increased investment in products. The increased investment included $21.7 million in compensation expense (including an increase of $4.0 million in stock-based compensation expense) and other employee-related costs. The increase in compensation expense and other employee-related costs was due to the factors described above in the three-month discussion.
Sales and marketing expense increased $13.9 million, or 19%, due primarily to increases of $13.1 million in compensation expense (including an increase of $1.6 million in stock-based compensation expense) and other employee-related costs, $1.9 million in software license and maintenance costs, $0.8 million in travel and conference costs, partially offset by a decrease of $2.6 million in advertising costs. These variances were due to the factors described above in the three-month discussion.
General and administrative expense increased $22.3 million, or 62%, due primarily to increases of $15.8 million in compensation expense (including an increase of $7.5 million in stock-based compensation expense) and other employee-related costs, and $6.7 million in provision for credit losses, partially offset by a decrease of $1.7 million in professional fees. These variances were due to the factors described above in the three-month discussion.
Depreciation increased $1.6 million due primarily to the factor described above in the three-month discussion.
Amortization of intangibles decreased $0.8 million, or 24%, due primarily to the factor described above in the three-month discussion.
Operating loss

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Operating loss	$(27,297)	$(20,312)	$(6,985)	(34)%	$(53,552)	$(25,911)	$(27,641)	(107)%

For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Operating loss increased $7.0 million, or 34%, due to an increase in operating expenses of $20.8 million, partially offset by an increase in gross profit of $13.8 million. The increase in operating expenses was due primarily to increases in compensation expense of $21.7 million (including stock-based compensation of $3.9 million) and other employee-related costs, provision for credit losses of $3.7 million, depreciation of $1.4 million, and software license and maintenance costs of $1.4 million, partially offset by a decrease in advertising costs of $5.9 million and professional fees of $1.7 million. The increase in gross profit was due to higher revenue and improved gross profit margin (76% in 2022 compared to 73% in 2021).
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Operating loss increased $27.6 million, or 107%, due to an increase in operating expenses of $58.6 million, partially offset by an increase in gross profit of $31.0 million. The increase in operating expenses was due primarily to increases in compensation expense of $50.5 million (including stock-based compensation of $13.0 million) and other employee-related costs, provision for credit losses of $6.7 million, software license and maintenance costs of $2.8 million, and depreciation of $1.6 million, partially offset by a decrease in advertising costs of $2.6 million and professional fees of $2.3 million. The increase in gross profit was due to higher revenue and improved gross profit margin (76% in 2022 compared to 73% in 2021).

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Adjusted EBITDA	$(6,416)	$(3,848)	$(2,568)	67%	$(16,811)	$(2,533)	$(14,278)	564%
As a percentage of revenue	(6)%	(4)%			(8)%	(1)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended June 30, 2022 compared to the three months ended June 30, 2021
Adjusted EBITDA decreased $2.6 million to a loss of $6.4 million, due primarily to increases in compensation expense and other employee-related costs, provision for credit losses, and software license and maintenance costs, partially offset by higher revenue and improved gross profit margin, and decreases in advertising costs and professional fees.
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021
Adjusted EBITDA decreased $14.3 million to a loss of $16.8 million, due to the factors described above in the three-month discussion.
Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Interest expense	$(122)	$(122)	$—	—%	$(243)	$(186)	$(57)	31%
Interest expense–related party	$—	$—	$—	NM	$—	$(726)	$726	(100)%

Foreign exchange gains (losses), net	$755	$121	$634	NM	$1,055	$(29)	$1,084	NM
Interest income	417	21	396	NM	458	41	417	NM
Gain on sale of an asset	—	—	—	NM	—	10,217	(10,217)	NM
Other income, net	$1,172	$142	$1,030	NM	$1,513	$10,229	$(8,716)	NM
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
Foreign exchange gains (losses), net increased $0.6 million and $1.1 million for three and six months ended June 30, 2022, respectively, due primarily to fluctuations in exchange rates.
Interest income increased $0.4 million for both the three and six months ended June 30, 2022 respectively, due primarily to an increase in interest rates on the Company's money market funds.
Gain on sale of an asset for the six months ended June 30, 2021 related to the sale of Vimeo’s retained interest in its former hardware business.
Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Income tax provision	$(255)	$(100)	$(155)	155%	$(778)	$(485)	$(293)	60%
Effective income tax rate	(1)%	—%			(1)%	(3)%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business. For both the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, the increase in income tax provision was driven by a net increase in international tax accruals. The difference between the effective income tax rate and the federal statutory rate was due primarily to the impact of stock-based awards and the valuation allowance on deferred tax assets.

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

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating loss excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets, (ii) impairments of goodwill and intangible assets, if applicable, and (iii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) restructuring costs associated with exit or disposal activities such as a reduction in force. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or nonrecurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(26,502)	$(20,392)	$(53,060)	$(17,079)
Add back:
Income tax provision	255	100	778	485
Other income, net	(1,172)	(142)	(1,513)	(10,229)
Interest expense–related party	—	—	—	726
Interest expense	122	122	243	186
Operating loss	(27,297)	(20,312)	(53,552)	(25,911)
Add back:
Stock-based compensation expense	18,672	14,695	32,865	19,607
Depreciation	1,537	186	1,913	300
Amortization of intangibles	1,341	1,583	2,632	3,471
Contingent consideration	(669)	—	(669)	—
Adjusted EBITDA	$(6,416)	$(3,848)	$(16,811)	$(2,533)
Items That Are Excluded From Non-GAAP Measure
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
Restructuring costs consist of costs associated with exit or disposal activities such as severance and other post-employment benefits paid in connection with a reduction in force. We consider these costs to be non-recurring in nature and therefore, are not indicative of current or future performance or the ongoing cost of doing business.

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$261,094	$317,134
All other countries	6,984	4,766
Total cash and cash equivalents	$268,078	$321,900
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by
Operating activities	$(48,710)	$18,151
Investing activities	$1,002	$7,553
Financing activities	$(5,729)	$195,568
Net cash used in operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, non-cash lease expense, amortization of intangibles, and depreciation.
2022
Adjustments to net loss consisted primarily of $32.9 million of stock-based compensation expense, provision for credit losses of $7.0 million, non-cash lease expense of $3.4 million, $2.6 million of amortization of intangibles, and $1.9 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $26.1 million and an increase in accounts receivable of $18.2 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments, the payment of 2021 cash bonuses in 2022, and the payment of professional fees related to acquisition activities. The increase in accounts receivable was due primarily to the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances, as well as growth in the sales-assisted business.
Net cash provided by investing activities included proceeds of $1.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.6 million.
Net cash used by financing activities reflected the timing of net withholding taxes paid related to the exercise of equity awards of $5.1 million.
2021
Adjustments to net loss consisted primarily of $19.6 million of stock-based compensation expense, a $10.2 million gain related to the sale of Vimeo's retained interest in its former hardware business, and $3.5 million of amortization of intangibles. The increase from changes in working capital primarily consisted of increases in deferred revenue of $29.6 million and accounts payable and other liabilities of $3.0 million, partially offset by increases in prepaid expenses and other assets of $6.9 million and accounts receivable of $5.2 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to increases in accrued employee compensation, VAT taxes payable, accrued advertising and timing of payments, partially offset by the payment of 2020 cash bonuses in 2021 and the payment of related-party accrued interest. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid insurance and software license and maintenance costs. The increase in accounts receivable was primarily due to timing of cash receipts, and growth in customers.

Net cash provided by investing activities included proceeds of $7.8 million related to the sale of Vimeo's retained interest in its former hardware business.
Net cash provided by financing activities included $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A Voting common stock, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of equity awards of $8.2 million, and $1.4 million of deferred financing costs related to the Credit Facility.
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
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into its $100 million Credit Facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At June 30, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, at Vimeo's option, at either a base rate or LIBOR, in each case plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At June 30, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies and certain USD tenors due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
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
Liquidity Assessment
At June 30, 2022, Vimeo had approximately $268.1 million in cash and cash equivalents and no debt. At June 30, 2022, approximately 88% of Vimeo’s Subscribers were on annual subscription plans.
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
International revenue, which is based upon the location of the customer, accounted for 49% and 50% of Vimeo's total revenue for the three and six months ended June 30, 2022, respectively, and 49% of Vimeo's total revenue for both the three and six months ended June 30, 2021. Vimeo's self-serve subscription plans are generally priced in local currency for international customers and Vimeo's sales-assisted subscription plans are generally priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material and, therefore, translation gains and losses are not material.
In addition, foreign currency exchange gains or losses historically have not been material to Vimeo. Vimeo recorded foreign exchange gains of $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively, and gains of $0.1 million and losses of less than $0.1 million for the three and six months ended June 30, 2021, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2022.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended June 30, 2022.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1	Extension Request #2 Pursuant to Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of June 30, 2022	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
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

Dated:	August 4, 2022	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)