Form 10-Q
period 2022-09-30
Vimeo, Inc.
filed 2022-11-03
CIK 1837686

As filed with the Securities and Exchange Commission on November 3, 2022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 28, 2022, the following shares of the registrant's common stock were outstanding:

Common Stock	157,045,161
Class B common stock	9,399,250
Total	166,444,411

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2022	December 31, 2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$272,870	$321,900
Accounts receivable, net	31,338	29,451
Prepaid expenses and other current assets	17,765	18,811
Total current assets	321,973	370,162

Leasehold improvements and equipment, net	1,371	2,868
Goodwill	245,406	242,586
Intangible assets with definite lives, net	6,702	11,008
Other non-current assets	28,874	22,737
TOTAL ASSETS	$604,326	$649,361

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$5,675	$17,501
Deferred revenue	169,369	173,167
Accrued expenses and other current liabilities	63,398	67,385
Total current liabilities	238,442	258,053

Other long-term liabilities	19,045	20,713

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 157,024 and 156,708 shares issued and outstanding, respectively	1,570	1,567
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in-capital	756,631	704,796
Accumulated deficit	(410,252)	(335,776)
Accumulated other comprehensive loss	(1,204)	(86)
Total shareholders' equity	346,839	370,595
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$604,326	$649,361

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Revenue	$108,133	$100,090	$327,464	$285,558
Cost of revenue (exclusive of depreciation shown separately below)	25,247	25,189	78,881	75,916
Gross profit	82,886	74,901	248,583	209,642
Operating expenses:
Research and development expense	34,378	26,683	104,524	75,221
Sales and marketing expense	43,554	37,790	129,790	110,107
General and administrative expense	26,461	20,590	84,783	56,616
Depreciation	141	297	2,054	597
Amortization of intangibles	1,234	1,055	3,866	4,526
Total operating expenses	105,768	86,415	325,017	247,067
Operating loss	(22,882)	(11,514)	(76,434)	(37,425)
Interest expense	(124)	(124)	(367)	(310)
Interest expense–related party	—	—	—	(726)
Other income (expense), net	2,199	(64)	3,712	10,165
Loss before income taxes	(20,807)	(11,702)	(73,089)	(28,296)
Income tax (provision) benefit	(609)	37	(1,387)	(448)
Net loss	$(21,416)	$(11,665)	$(74,476)	$(28,744)

Per share information:
Basic and diluted loss per share	$(0.13)	$(0.07)	$(0.46)	$(0.18)

Stock-based compensation expense by function:
Cost of revenue	$297	$159	$698	$348
Research and development expense	7,908	3,872	19,329	11,340
Sales and marketing expense	2,977	1,183	6,352	3,003
General and administrative expense	8,212	5,720	25,880	15,850
Total stock-based compensation expense	$19,394	$10,934	$52,259	$30,541

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(21,416)	$(11,665)	$(74,476)	$(28,744)
Other comprehensive (loss) income:
Change in foreign currency translation	(566)	29	(1,118)	30
Total other comprehensive (loss) income	(566)	29	(1,118)	30
Comprehensive loss	$(21,982)	$(11,636)	$(75,594)	$(28,714)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2022
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2022	$1,570	156,977	$94	9,399	$737,239	$(388,836)	$(638)	$349,429
Net loss	—	—	—	—	—	(21,416)	—	(21,416)
Other comprehensive loss	—	—	—	—	—	—	(566)	(566)
Stock-based compensation expense	—	—	—	—	19,394	—	—	19,394
Amounts related to settlement of equity awards	—	47	—	—	(2)	—	—	(2)
Balance at September 30, 2022	$1,570	157,024	$94	9,399	$756,631	$(410,252)	$(1,204)	$346,839

Balance at December 31, 2021	$1,567	156,708	$94	9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(74,476)	—	(74,476)
Other comprehensive loss	—	—	—	—	—	—	(1,118)	(1,118)
Stock-based compensation expense	—	—	—	—	52,259	—	—	52,259
Amounts related to settlement of equity awards	3	316	—	—	(424)	—	—	(421)
Balance at September 30, 2022	$1,570	157,024	$94	9,399	$756,631	$(410,252)	$(1,204)	$346,839

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2021
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
					(In thousands)
Balance at June 30, 2021	$1,551	$155,065	$94	$9,399	$—	—	$—	—	$677,667	$(300,088)	$(86)	$379,138
Net loss	—	—	—	—	—	—	—	—	—	(11,665)	—	(11,665)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	29	29
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,934	—	—	10,934
Amounts related to settlement of equity awards	7	782	—	—	—	—	—	—	882	—	—	889
Balance at September 30, 2021	$1,558	155,847	$94	9,399	$—	—	$—	—	$689,483	$(311,753)	$(57)	$379,325

Balance at December 31, 2020	$—	$—	$—	$—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(28,744)	—	(28,744)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	30	30
Stock-based compensation expense	—	—	—	—	—	—	—	—	30,541	—	—	30,541
Amounts related to settlement of equity awards	9	995	—	—	1	133	—	—	(7,857)	—	—	(7,847)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance at September 30, 2021	$1,558	$155,847	$94	$9,399	$—	—	$—	—	$689,483	$(311,753)	$(57)	$379,325

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net loss	$(74,476)	$(28,744)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	52,259	30,541
Amortization of intangibles	3,866	4,526
Depreciation	2,054	597
Provision for credit losses	7,750	502
Gain on the sale of an asset	—	(10,151)
Non-cash lease expense	4,164	2,096
Other adjustments, net	(719)	442
Changes in assets and liabilities:
Accounts receivable	(11,916)	(6,690)
Prepaid expenses and other assets	(1,556)	(7,412)
Accounts payable and other liabilities	(18,697)	8,383
Deferred revenue	(1,485)	33,500
Net cash (used in) provided by operating activities	(38,756)	27,590
Cash flows from investing activities:
Acquisitions, net of cash acquired	21	—
Capital expenditures	(670)	(302)
Proceeds from the sale of an asset	1,611	7,862
Net cash provided by investing activities	962	7,560
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	—	299,750
Principal payments on related-party debt	—	(94,565)
Deferred financing costs	—	(1,440)
Withholding taxes paid related to equity awards	(5,160)	(8,942)
Proceeds from exercise of stock options	18	906
Contingent consideration payment	(4,816)	—
Other	(621)	—
Net cash (used in) provided by financing activities	(10,579)	195,709
Total cash (used) provided	(48,373)	230,859
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(765)	(46)
Net (decrease) increase in cash and cash equivalents and restricted cash	(49,138)	230,813
Cash and cash equivalents and restricted cash at beginning of period	322,345	110,037
Cash and cash equivalents and restricted cash at end of period	$273,207	$340,850

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

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo’s deferred revenue is reported on a contract-by-contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. During the nine months ended September 30, 2022, Vimeo recognized $166.0 million of revenue that was included in the deferred revenue balance at December 31, 2021. During the nine months ended September 30, 2021, Vimeo recognized $130.8 million of revenue that was included in the deferred revenue balance at December 31, 2020. The current and non-current deferred revenue balances are included in the accompanying consolidated balance sheet as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Deferred revenue	$169,369	$173,167
Other long-term liabilities	1,363	1,291
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

The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Prepaid expenses and other current assets	$3,674	$3,498
Other non-current assets	7,002	6,196
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
For the three months ended September 30, 2022 and 2021, Vimeo recorded an income tax provision of $0.6 million and an income tax benefit of less than $0.1 million, respectively. For the nine months ended September 30, 2022 and 2021, Vimeo recorded an income tax provision of $1.4 million and $0.4 million, respectively. Vimeo is in a net operating loss ("NOL") position for federal and state income tax purposes. The largest deferred tax assets are NOLs. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the NOLs will not be utilized due to its history of pre-tax losses.

At September 30, 2022 and December 31, 2021, unrecognized tax benefits were $3.2 million and $2.5 million, respectively. If unrecognized tax benefits at September 30, 2022 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by September 30, 2023. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	September 30, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$252,079	$—	$—	$252,079
Time deposits	—	615	—	615
Total	$252,079	$615	$—	$252,694

Liabilities:
Contingent consideration arrangements	$—	$—	$8,307	$8,307

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$305,836	$—	$—	$305,836

Liabilities:
Contingent consideration arrangements	$—	$—	$12,200	$12,200

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Balance at beginning of period	$13,108	$12,200
Total net losses (gains):
Included in operating loss	15	(654)
Measurement period adjustments	—	1,577
Settlements	(4,816)	(4,816)
Balance at end of period	$8,307	$8,307

Contingent Consideration Arrangements

At September 30, 2022, the Company had two outstanding contingent consideration arrangements related to the acquisitions of Wibbitz Ltd. (“Wibbitz”) and WIREWAX Ltd. (“Wirewax”), which were completed on November 10, 2021 and December 6, 2021, respectively. The maximum contingent payments related to these arrangements are $15.0 million for Wibbitz and $10.0 million for Wirewax. The acquisition date fair values of the Wibbitz and Wirewax contingent consideration arrangements were $5.6 million and $8.2 million, respectively, and were finalized when the Company recorded measurement period adjustments to increase the provisional amounts recorded by approximately $1.6 million in the first quarter of 2022. These changes were recorded as an increase to "Goodwill" in the accompanying consolidated balance sheet. The allocation of the purchase price for these acquisitions was completed in the second quarter of 2022.

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

The contingent consideration arrangement for Wibbitz is dependent upon the amount of revenue generated by Wibbitz subscribers who migrate to the Vimeo platform by December 31, 2022. During the three and nine months ended September 30, 2022, the fair value of the contingent consideration liability was reduced by approximately $0.3 million and $1.9 million, respectively, due primarily to a decrease in forecasted Wibbitz revenue during the earnout period.

The contingent consideration arrangement for Wirewax is based upon achievement of an integration milestone and attainment of certain revenue thresholds within two years of the acquisition. The integration milestone was met during the quarter ended September 30, 2022, resulting in a payment of $4.8 million in July 2022, which is consistent with the fair value estimated as of the acquisition date. Additionally during the three and nine months ended September 30, 2022, the fair value of the contingent consideration arrangement based on the attainment of certain revenue thresholds was increased by $0.3 million and $1.2 million, respectively, due primarily to the expected attainment of certain revenue thresholds earlier than previously estimated.

At September 30, 2022, $8.3 million of contingent consideration is included in “Accrued expenses and other current liabilities” in the accompanying consolidated balance sheet. At December 31, 2021, $12.2 million of contingent consideration is included in "Other long-term liabilities" in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 5—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At September 30, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At September 30, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the nine months ended September 30, 2022.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended September 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$(638)	$(86)
Other comprehensive (loss) income	(566)	29
Balance at end of period	$(1,204)	$(57)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Balance at beginning of period	$(86)	$(87)
Other comprehensive (loss) income	(1,118)	30
Balance at end of period	$(1,204)	$(57)
At both September 30, 2022 and 2021, there was no tax benefit or provision on accumulated other comprehensive loss.
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
The computation of basic and diluted loss per share attributable to common shareholders is as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Numerator:
Net loss	$(21,416)	$(11,665)	$(74,476)	$(28,744)
Denominator: (a) (b)
Denominator for loss per share—weighted average shares	161,529	160,064	161,433	159,624

Loss per share attributable to common stock shareholders:
Loss per share	$(0.13)	$(0.07)	$(0.46)	$(0.18)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at September 30, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain service and market-based conditions.
(b)    For both the three and nine months ended September 30, 2022, and three and nine months ended September 30, 2021, approximately 35.1 million and 25.7 million, respectively, potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.

NOTE 9—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$272,870	$321,900	$340,618	$110,011
Restricted cash included in Prepaid expenses and other current assets	337	445	232	26
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$273,207	$322,345	$340,850	$110,037
Restricted cash at September 30, 2022 and December 31, 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at September 30, 2021 primarily consisted of a deposit related to a lease.
Restricted cash at December 31, 2020 primarily consisted of a deposit related to corporate credit cards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The changes in the allowance for credit losses for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021
	(In thousands)
Balance at beginning of period	$1,324	$476
Provision for credit losses	7,750	502
Write-offs charged against the allowance	(4,726)	(916)
Recoveries collected	757	432
Currency translation adjustment	(11)	—
Balance at end of period	$5,094	$494
The increase in the allowance for credit losses for the nine months ended September 30, 2022 was due primarily to growth in the sales-assisted business, as well as the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances in the first half of 2022.
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	September 30, 2022	December 31, 2021
	(In thousands)
ROU assets included in Other non-current assets	$8,868	$8,548
Leasehold improvements and equipment	$640	$1,591
Intangible assets with definite lives	$43,558	$39,692

Other income (expense), net
The components of "Other income (expense), net" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Foreign exchange gains (losses), net	$961	$(19)	$2,016	$(48)
Interest income	1,238	21	1,696	62
(Loss) gain on sale of an asset	—	(66)	—	10,151
Other income (expense), net	$2,199	$(64)	$3,712	$10,165

For the three and nine months ended September 30, 2021, (Loss) gain on sale of an asset related to the sale of Vimeo’s retained interest in its former hardware business.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Geographic Concentrations
Geographic information about revenue and long-lived assets is presented below.
Revenue by geography is based on where the customer is located. The United States was the only country for which revenue was greater than 10% of Vimeo's total revenue for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Revenue:
United States	$55,586	$50,231	$165,467	$144,946
All other countries	52,547	49,859	161,997	140,612
Total	$108,133	$100,090	$327,464	$285,558
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at September 30, 2022 and December 31, 2021 relate to "Leasehold improvements and equipment, net."

	September 30, 2022	December 31, 2021
	(In thousands)
Leasehold improvements and equipment, net:
United States	$504	$1,901
All other countries	867	967
Total	$1,371	$2,868
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
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of EUR 8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeals stayed the judgment pending appeal. On August 10, 2022, the Rome Court of Appeals affirmed the judgment. Vimeo is now appealing to the Italian Supreme Court of Cassation.

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
The third case (No. 59780/2017) is currently pending before the Civil Court of Rome.
On October 18, 2022, the Civil Court of Rome issued a decision in the fourth case, Medusa Film v. Vimeo, Inc. (No. 74775/2017,) finding liability, but reserving judgment as to the amount of damages.
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

On May 29, 2022, the parties entered into a settlement agreement that will, subject to court approval, result in certain payments to class members in exchange for releases to Vimeo. On June 6, 2022, the case was, pursuant to the parties’ stipulation, remanded from federal court back to the Circuit Court of Cook County, Illinois. On July 22, 2022, plaintiffs’ counsel filed a motion for preliminary approval of the settlement agreement. The motion remains pending.

Vimeo denies liability in connection with this lawsuit.
NOTE 11—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. Through December 31, 2021, Vimeo participated in IAC's health and welfare benefit plans. The total related charges for the three and nine months ended September 30, 2022 and 2021 were $1.3 million and $3.6 million, and $3.2 million and $9.1 million, respectively. At September 30, 2022 and December 31, 2021, Vimeo had a current payable due to IAC of less than $0.1 million and $6.4 million, respectively, which were included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and were subsequently paid in October 2022 and January 2022, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo had previously occupied in IAC's headquarters building at 555 West 18th Street in New York City. Vimeo exited this space on June 30, 2022. Additionally, in November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At September 30, 2022 Vimeo had a current lease liability of $1.9 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $13.5 million included in "Other long-term liabilities" related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the same space that it occupied in IAC's headquarters building. The total rent expense for these two locations for the three and nine months ended September 30, 2022 and 2021 were $0.7 million and $3.7 million, and $1.1 million and $3.0 million, respectively.
For the nine months ended September 30, 2021, Vimeo’s consolidated statement of operations also includes $1.0 million of costs allocated by IAC, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue and are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.
Debt—Related Party
In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 6—Shareholders' Equity." Each promissory note bore interest at 10% per annum.

NOTE 12—RESTRUCTURING
During the quarter ended September 30, 2022, the Company initiated and completed a restructuring plan that resulted in a reduction of its workforce of approximately 6% of its employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time, which resulted in $4.2 million of restructuring costs for the three and nine months ended September 30, 2022. These costs have been recognized in the accompanying consolidated statement of operations (depending upon the impacted employee's job function) as follows:

Three and Nine Months Ended September 30,
2022
(In thousands)
Restructuring costs:
Research and development expense	$2,282
Sales and marketing expense	1,133
General and administrative expense	768
Total	$4,183
At September 30, 2022, a payable of $0.7 million related to restructuring costs was included in" Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—SUBSEQUENT EVENT
In October 2022, Vimeo entered into a two-year cloud computing contract that replaces its current contract that expires in February 2023. The new contract expires in November 2024. The total commitment of the new contract is $90.0 million.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and nine months ended September 30, 2022 included in "Item 1—Consolidated Financial Statements."
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
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. At September 30, 2022, there were no outstanding borrowings under the Credit Facility.

•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021.
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

Results of Operations for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	23	25	24	27
Gross profit	77	75	76	73
Operating expenses:
Research and development expense	32	27	32	26
Sales and marketing expense	40	38	40	39
General and administrative expense	24	21	26	20
Depreciation	—	—	1	—
Amortization of intangibles	1	1	1	2
Total operating expenses	98	86	99	87
Operating loss	(21)	(12)	(23)	(13)
Interest expense	—	—	—	—
Interest expense–related party	—	—	—	—
Other income (expense), net	2	—	1	4
Loss before income taxes	(19)	(12)	(22)	(10)
Income tax (provision) benefit	(1)	—	—	—
Net loss	(20)%	(12)%	(23)%	(10)%

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands, except ARPU)
Revenue	$108,133	$100,090	$8,043	8%	$327,464	$285,558	$41,906	15%

Operating metrics:
Subscribers	1,642	1,661	(19)	(1)%	1,642	1,661	(19)	(1)%
Average Subscribers	1,662	1,644	18	1%	1,668	1,595	73	5%
ARPU	$258	$242	$16	7%	$262	$239	$23	10%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Revenue increased $8.0 million, or 8%, due primarily to an increase of $8.6 million or 30% in sales-assisted revenue, partially offset by a decrease of $0.6 million or 1% in self-serve revenue. The increase in sales-assisted revenue was primarily due to an increase in sales-assisted Average Subscribers as the number of sales-assisted subscribers increased from more than 6,000 at September 30, 2021 to more than 9,500 at September 30, 2022. As a percentage of total revenue, sales-assisted revenue increased from 29% to 34%. The decrease in self-serve revenue was primarily due to a decrease in Magisto revenue as Vimeo is actively deprecating the consumer-facing portion of this business, partially offset by an increase in self-serve Average Subscribers.

For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Revenue increased $41.9 million, or 15%, due primarily to increases of $32.9 million or 42% in sales-assisted revenue and $9.0 million or 4% in self-serve revenue. The increase in sales-assisted revenue was primarily due to an increase in sales-assisted Average Subscribers as the number of sales-assisted subscribers increased from more than 6,000 at September 30, 2021 to more than 9,500 at September 30, 2022. As a percentage of total revenue, sales-assisted revenue increased from 28% to 34%. The increase in self-serve revenue was primarily due to an increase in self-serve Average Subscribers, partially offset by a decrease in Magisto revenue as Vimeo is actively deprecating the consumer-facing portion of this business.
Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$25,247	$25,189	$58	—%	$78,881	$75,916	$2,965	4%
Gross profit	$82,886	$74,901	$7,985	11%	$248,583	$209,642	$38,941	19%
Gross profit margin	77%	75%			76%	73%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Cost of revenue increased $0.1 million, or less than 1%, due primarily to an increase of $0.8 million in hosting fees, partially offset by a decrease of $0.4 million in in-app purchase fees. The increase in hosting fees was due to the increase in Average Subscribers. The decrease in in-app purchase fees was primarily due to Vimeo actively deprecating the consumer-facing portion of the Magisto business.
Gross profit margin increased due primarily to the increase in revenue.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Cost of revenue increased $3.0 million, or 4%, due primarily to an increase of $3.1 million in hosting fees, partially offset by a decrease of $1.1 million in in-app purchase fees. These variances were due to the factors described above in the three-month discussion.
Gross profit margin increased due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Research and development expense	$34,378	$26,683	$7,695	29%	$104,524	$75,221	$29,303	39%
Sales and marketing expense	43,554	37,790	5,764	15%	129,790	110,107	19,683	18%
General and administrative expense	26,461	20,590	5,871	29%	84,783	56,616	28,167	50%
Depreciation	141	297	(156)	(53)%	2,054	597	1,457	NM
Amortization of intangibles	1,234	1,055	179	17%	3,866	4,526	(660)	(15)%
Total operating expenses	$105,768	$86,415	$19,353	22%	$325,017	$247,067	$77,950	32%
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Research and development expense increased $7.7 million, or 29%, due primarily to increased investment in products and $2.3 million in restructuring costs. The increased investment included $5.6 million in compensation expense (including an increase of $4.0 million in stock-based compensation expense) and other employee-related costs. The increase in compensation expense and other employee-related costs was due primarily to increased headcount, partially offset by a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger.

Sales and marketing expense increased $5.8 million, or 15%, due primarily to increases of $5.1 million in compensation expense (including an increase of $1.8 million in stock-based compensation expense) and other employee-related costs, $1.3 million in software license and maintenance costs, and $1.1 million in restructuring costs, partially offset by a decrease of $1.8 million in advertising costs. The increases in compensation expense and other employee-related costs, and software license and maintenance costs were due primarily to growth in the sales force. The decrease in advertising costs was due primarily to cost optimization initiatives.
General and administrative expense increased $5.9 million, or 29%, due primarily to increases of $5.8 million in compensation expense (including an increase of $2.5 million in stock-based compensation expense) and other employee-related costs, $0.8 million of restructuring costs, and $0.5 million in provision for credit losses, partially offset by a decrease of $2.4 million in professional fees. The increase in compensation expense and other employee-related costs was due primarily to increased headcount, partially offset by a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger. The increase in the provision for credit losses was due primarily to growth in the sales-assisted business, as well as the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances. The decrease in professional fees was primarily due to decreases in costs associated with the implementation of new enterprise systems and third-party recruiting services.
Depreciation decreased $0.2 million, or 53%, due primarily to fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the space we occupied in IAC's headquarters.
Amortization of intangibles increased $0.2 million, or 17%, due primarily to amortization of intangibles acquired in connection with the acquisitions of Wibbitz and Wirewax in the fourth quarter of 2021.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Research and development expense increased $29.3 million, or 39%, due primarily to increased investment in products and $2.3 million in restructuring costs. The increased investment included $27.3 million in compensation expense (including an increase of $8.0 million in stock-based compensation expense) and other employee-related costs. The increase in compensation expense and other employee-related costs was due to the factors described above in the three-month discussion.
Sales and marketing expense increased $19.7 million, or 18%, due primarily to increases of $18.2 million in compensation expense (including an increase of $3.3 million in stock-based compensation expense) and other employee-related costs, $3.2 million in software license and maintenance costs, and $1.1 million in restructuring costs, partially offset by a decrease of $4.5 million in advertising costs. These variances were due to the factors described above in the three-month discussion.
General and administrative expense increased $28.2 million, or 50%, due primarily to increases of $21.6 million in compensation expense (including an increase of $10.0 million in stock-based compensation expense) and other employee-related costs, $7.2 million in provision for credit losses, and $0.8 million of restructuring costs, partially offset by a decrease of $4.1 million in professional fees. These variances were due to the factors described above in the three-month discussion and the timing of the Vimeo Restricted Shares (as described in "Note 8—Loss Per Share"), which were granted in the second quarter of 2021.
Depreciation increased $1.5 million due primarily to the factor described above in the three-month discussion.
Amortization of intangibles decreased $0.7 million, or 15%, due primarily to certain intangibles that were amortized using an accelerated method of amortization, partially offset by the amortization of intangibles acquired in connection with the acquisitions of Wibbitz and Wirewax in the fourth quarter of 2021.
Operating loss

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Operating loss	$(22,882)	$(11,514)	$(11,368)	(99)%	$(76,434)	$(37,425)	$(39,009)	NM

For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Operating loss increased $11.4 million, or 99%, due to an increase in operating expenses of $19.4 million, partially offset by an increase in gross profit of $8.0 million. The increase in operating expenses was due primarily to increases in compensation expense of $16.5 million (including stock-based compensation of $8.3 million) and other employee-related costs, restructuring costs of $4.2 million, software license and maintenance costs of $1.5 million, and provision for credit losses of $0.5 million, partially offset by decreases in professional fees of $2.6 million and advertising costs of $1.8 million. The increase in gross profit was due to higher revenue and improved gross profit margin (77% in 2022 compared to 75% in 2021).
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Operating loss increased $39.0 million, due to an increase in operating expenses of $78.0 million, partially offset by an increase in gross profit of $38.9 million. The increase in operating expenses was due primarily to increases in compensation expense of $67.0 million (including stock-based compensation of $21.4 million) and other employee-related costs, provision for credit losses of $7.2 million, software license and maintenance costs of $4.3 million, and restructuring costs of $4.2 million, partially offset by decreases in professional fees of $4.8 million and advertising costs of $4.5 million. The increase in gross profit was due to higher revenue and improved gross profit margin (76% in 2022 compared to 73% in 2021).

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Adjusted EBITDA	$2,085	$772	$1,313	NM	$(14,726)	$(1,761)	$(12,965)	NM
As a percentage of revenue	2%	1%			(4)%	(1)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended September 30, 2022 compared to the three months ended September 30, 2021
Adjusted EBITDA increased $1.3 million to $2.1 million, due primarily to higher revenue and improved gross profit margin, and decreases in professional fees and advertising costs, partially offset by increases in compensation expense and other employee-related costs, software license and maintenance costs, and provision for credit losses.
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021
Adjusted EBITDA decreased $13.0 million to a loss of $14.7 million, due to increases in compensation expense and other employee-related costs, provision for credit losses, and software license and maintenance costs, partially offset by higher revenue and improved gross profit margin, and decreases in professional fees and advertising costs.
Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Interest expense	$(124)	$(124)	$—	—%	$(367)	$(310)	$(57)	19%
Interest expense–related party	$—	$—	$—	NM	$—	$(726)	$726	(100)%

Foreign exchange gains (losses), net	$961	$(19)	$980	NM	$2,016	$(48)	$2,064	NM
Interest income	1,238	21	1,217	NM	1,696	62	1,634	NM
(Loss) gain on sale of an asset	—	(66)	66	(100)%	—	10,151	(10,151)	(100)%
Other income (expense), net	$2,199	$(64)	$2,263	NM	$3,712	$10,165	$(6,453)	(63)%

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
Foreign exchange gains (losses), net increased $1.0 million and $2.1 million for three and nine months ended September 30, 2022, respectively, due primarily to strengthening of the U.S. Dollar.
Interest income increased $1.2 million and $1.6 million for the three and nine months ended September 30, 2022, respectively, due primarily to an increase in interest rates on the Company's money market funds.
(Loss) gain on sale of an asset for the three and nine months ended September 30, 2021 related to the sale of Vimeo’s retained interest in its former hardware business.
Income tax (provision) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change	% Change	2022	2021	Change	% Change
	(In thousands)
Income tax (provision) benefit	$(609)	$37	$(646)	NM	$(1,387)	$(448)	$(939)	NM
Effective income tax rate	(3)%	—%			(2)%	(2)%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax (provision) benefit primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business. For both the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, the increase in income tax provision was driven by a net increase in international tax accruals. The difference between the effective income tax rate and the federal statutory rate was due primarily to the impact of stock-based awards and the valuation allowance on deferred tax assets.

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
The reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net loss	$(21,416)	$(11,665)	$(74,476)	$(28,744)
Add back:
Income tax provision (benefit)	609	(37)	1,387	448
Other (income) expense, net	(2,199)	64	(3,712)	(10,165)
Interest expense–related party	—	—	—	726
Interest expense	124	124	367	310
Operating loss	(22,882)	(11,514)	(76,434)	(37,425)
Add back:
Stock-based compensation expense	19,394	10,934	52,259	30,541
Depreciation	141	297	2,054	597
Amortization of intangibles	1,234	1,055	3,866	4,526
Contingent consideration	15	—	(654)	—
Restructuring costs	4,183	—	4,183	—
Adjusted EBITDA	$2,085	$772	$(14,726)	$(1,761)

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents:
United States	$264,219	$317,134
All other countries	8,651	4,766
Total cash and cash equivalents	$272,870	$321,900
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by
Operating activities	$(38,756)	$27,590
Investing activities	$962	$7,560
Financing activities	$(10,579)	$195,709
Net cash used in operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, non-cash lease expense, amortization of intangibles, and depreciation.
2022
Adjustments to net loss consisted primarily of $52.3 million of stock-based compensation expense, provision for credit losses of $7.8 million, non-cash lease expense of $4.2 million, $3.9 million of amortization of intangibles, and $2.1 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $18.7 million and an increase in accounts receivable of $11.9 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments, the payment of 2021 cash bonuses in 2022, and lease payments, partially offset by accruals related to 2022 cash bonuses expected to be paid in 2023. The increase in accounts receivable was due primarily to growth in the sales-assisted business, as well as the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances in the first half of 2022.
Net cash provided by investing activities included proceeds of $1.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.7 million.
Net cash used by financing activities reflected the timing of net withholding taxes paid related to the exercise of equity awards of $5.2 million and the $4.8 million payment in July 2022 related to the Wirewax contingent consideration arrangement (as described in "Note 4—Fair Value Measurements").
2021
Adjustments to net loss consisted primarily of $30.5 million of stock-based compensation expense, a $10.2 million gain related to the sale of Vimeo's retained interest in its former hardware business, and $4.5 million of amortization of intangibles. The increase from changes in working capital primarily consisted of increases in deferred revenue of $33.5 million and accounts payable and other liabilities of $8.4 million, partially offset by increases in prepaid expenses and other assets of $7.4 million and accounts receivable of $6.7 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to the timing of invoice payments and an increase in accrued consulting costs, partially offset by the payment of related-party accrued interest. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid software license and maintenance costs and insurance. The increase in accounts receivable was primarily due to timing of cash receipts and growth in customers.

Net cash provided by investing activities included proceeds of $7.9 million related to the sale of Vimeo's retained interest in its former hardware business.
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
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into its $100 million Credit Facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At September 30, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At September 30, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
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
Liquidity Assessment
At September 30, 2022, Vimeo had approximately $272.9 million in cash and cash equivalents and no debt. At September 30, 2022, approximately 89% of Vimeo’s Subscribers were on annual subscription plans.
Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. Vimeo does not currently expect to incur significant capital expenditures. Borrowings under Vimeo’s Credit Facility, which may be limited based on our ability to meet required financial covenants, are a potential source of additional financial flexibility and liquidity.

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
International revenue, which is based upon the location of the customer, accounted for 49% of Vimeo's total revenue for both the three and nine months ended September 30, 2022, respectively, and 50% and 49% of Vimeo's total revenue for the three and nine months ended September 30, 2021, respectively. Vimeo's self-serve subscription plans are generally priced in local currency for international customers and Vimeo's sales-assisted subscription plans are generally priced in U.S. dollars for international customers. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material.
Vimeo is exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. Vimeo recorded foreign exchange gains of $1.0 million and $2.0 million for the three and nine months ended September 30, 2022, respectively, and losses of less than $0.1 million for both the three and nine months ended September 30, 2021, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2022.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended September 30, 2022.

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

Dated:	November 3, 2022	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)