Form 10-K
period 2022-12-31
Vimeo, Inc.
filed 2023-02-27
CIK 1837686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-40420

VIMEO, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware
(State or Other Jurisdiction of
Incorporation or Organization)
85-4334195
(I.R.S. Employer
Identification Number)
330 West 34th Street, 5th Floor New York, New York 10001
(Address of principal executive offices, including Zip Code)
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

Large Accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2022, the aggregate market value of shares of Vimeo common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2022) was approximately $912 million. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 17, 2023, the following shares of the registrant’s common stock were outstanding:

Common Stock	157,236,229
Class B common stock	9,399,250
Total	166,635,479

Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2023 Annual Meeting of Stockholders.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance, and our revenue growth rate has declined,
•our limited operating history as a pure software-as-a-service (“SaaS”) company and our limited history of selling such plans on a sales-assisted basis,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit,
•we may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•weakened global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•the continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain,
•we have been the target of cyberattacks by malicious actors, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. Any forward-looking
ii

statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements.
iii

PART I
Item 1. Business

For the purpose of the following business description about Vimeo, “we,” “our” or “us” refers to Vimeo.com, Inc. (formerly known as Vimeo, Inc.) with respect to periods prior to the completion of the Spin-off and to Vimeo, Inc. (formerly known as Vimeo Holdings, Inc.) with respect to periods following the completion of the Spin-off.

Overview

Our mission
Our mission is to enable anyone to create high-quality video experiences to connect better and bring ideas to life.
We proudly serve our growing community of nearly 300 million users — from creative storytellers to globally distributed teams at the world's largest companies, making high quality video accessible to all.
Who we are
We are the world’s most innovative video experience platform, providing the full breadth of video tools through a software-as-a-service (“SaaS”) model.
We provide a single turnkey solution to create, collaborate, share and communicate with video. Businesses face significant barriers to using video today, including time, cost, lack of technical expertise and the need to pay for and manage multiple software vendors. Our cloud-based software eliminates these barriers and solves essential video needs, including:
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
We serve a growing community of nearly 300 million registered users (those users who have created an account with us using an email address) in over 190 countries. Our users include large organizations, small businesses, creative professionals, marketers, agencies, schools and nonprofits. They range from the Emmy-nominated animator working on her next short, to the beauty entrepreneur creating videos for Instagram and her Shopify store, to the Fortune 500 company live streaming town halls and remotely training sales associates at stores around the world.
We operate at a significant scale. As of December 31, 2022, our video player was embedded on millions of websites and is powering billions of views a month. Our brand is well known and highly regarded, and most of our new users find us organically. We are also regarded as an industry leader in video technology, having set new standards in adopting higher resolutions, advanced imaging and audio protocols, new video compression formats and intelligent streaming algorithms.
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
Total addressable market
Based on our internal data, in 2022 we estimated our total addressable market to be approximately $40 billion, growing to $83 billion in 2027. We believe our opportunity includes a range of customer types, including freelancers, small businesses, mid-size businesses, enterprises and consumers.
Our Business Model and Services
We earn revenue primarily through a SaaS business model, selling subscriptions to our cloud-based software on an annual or monthly basis. We employ a “freemium” pricing strategy, offering free membership and access to our video tools alongside paid subscription plans for advanced video capabilities. As of December 31, 2022, over 95% of our subscribers purchased plans without ever speaking to customer support or going through a salesperson.
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
We offer paid subscription plans on a “self-serve” basis, meaning that users can sign up directly through our website or apps and pay subscription fees with a credit card or an in-app purchase mechanism. We charge fees that typically range from $7 per month to $900 per year for features that vary depending on the plan type. These features include video creation, collaboration, distribution, hosting, marketing, monetization and analytics. We also offer the ability to add multiple team members to our higher-priced plans. As of December 31, 2022, 17% of our subscribers had added team members.
We sell subscription plans through our sales force, which provide additional features beyond our self-serve plans, plus options for dedicated support, account management, service level agreements and professional live event services. Our sales-assisted contracts range from thousands to hundreds of thousands of dollars per year, and for the quarter ended December 31, 2022, nearly 70% of our new sales-assisted contracts came from customers who were existing free users or self-serve subscribers first.
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
•Attractive return on investment. With easy-to-use creation and editing tools, we enable almost anyone to create new or optimize existing video content, which reduces the need for businesses to hire expensive outside vendors, saving them time and money. We provide sophisticated marketing tools, such as hotspots, overlays, and narrative branching, which turn videos into immersive video experiences that drive video performance.
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
•Robust customer support. We offer 24/7/365 support globally, through live chat, email, telephone and video. For the year ended December 31, 2022, our customer support team achieved a customer satisfaction score (CSAT) of over 88%. We are committed to providing our users with best-in-class support, as we believe this is a critical driver of our ability to build long-term relationships with them.
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
•Convert free users into subscribers: We provide a high-quality free product with numerous features that have the potential to be used repeatedly, and we offer price- and feature-optimized tiering of our subscription plans to drive organic conversion of free users to subscribers, and upgrade subscribers to higher tiers of our available plans.
•Extend customer value: We seek to employ a “land and expand” strategy where we inspire our existing subscribers to increase video adoption and usage and upgrade to higher-priced plans over time. For enterprise customers, we seek to expand the number of employees, teams and departments using our platform and increase contract value organization-wide. We are constantly evolving our platform and adding new functionality to drive usage and improve retention.
•Deliver product innovation: We continuously innovate and improve our platform by investing in research and development, customer insights and business intelligence analytics. We strive to make both our free and paid experiences more compelling so that our users find increasing value in our services.
•Grow partnerships: We seek to grow our presence on third-party platforms with native product integrations, and encourage third-party platforms to natively integrate their software and tools with us.
•Expand internationally: We seek to attract more subscribers outside of the U.S. through localized product, marketing and sales efforts in other countries.
•Scale sales and marketing investments: We intend to scale investments in marketing and in our sales team. We monitor our sales and marketing spend and return on investment closely to ensure that we are acquiring customers in an efficient manner.
Competition and Competitive Advantages
Competition
Due to the breadth of our all-in-one video solution, we face competition from a range of companies that provide cloud-based video software tools:
•We compete with large social media platforms, such as YouTube, which allow users to upload and share videos for free. While these platforms provide far fewer video capabilities, they offer a large built-in audience, social media-specific features, and the ability to monetize video plays through advertising. We currently partner with many of these platforms and view our role as the agnostic distribution platform to help businesses create and publish content across social media.
•We compete with traditional online video distributors, such as Brightcove, that provide video hosting, content management, distribution, analytics, and in-stream advertisements to larger customers. Operators of these services tend to focus on large media organizations and often also provide custom solutions. We further compete with targeted video point solutions that offer a subset of video capabilities such as screen recording or event-based live streaming.
•We compete with two-way video communications software, such as Zoom and Microsoft Teams. These services allow multiple users to communicate with each other in real time via video and are increasingly adding features that overlap with our platform, including support for webinars and centralized video management. We currently offer integrations and partnerships with many of these companies.
•As we expand our virtual event and webinar capabilities, we expect to compete with event software providers such as On24 and Hopin.
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
•Economies of scale. As we store and deliver more video, we are able to reduce our variable costs. The significant scale at which we operate has enabled us to improve our margins without increasing our prices. For example, our gross margin reached 77% for the quarter ended December 31, 2022. This further allows us to offer accessible pricing in areas that have been historically cost-prohibitive, such as professional-quality live streaming, over-the-top (OTT) delivery and 8K/HDR video streaming.
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
•Freemium to self-serve to sales-assisted pipeline. We believe our go-to-market strategy is better than that of our competitors because we are able to leverage a free user base to drive conversion from free users to self-serve to sales-assisted customers.
Technology
We use proprietary video creation, storage, delivery and playback technology that we have developed or acquired over the past 18 years. We are at the forefront of adopting next-generation video codecs like HEVC and AV1, which use advanced data compression and state-of-the-art prediction techniques to increase video playback quality.
We invest heavily in research and development to drive product improvements and innovation. As of December 31, 2022, over 36% of our employees were in product and engineering roles. The majority of our development work is done in-house, complemented by open-source software, off-the-shelf commercial software, and proprietary vendor-developed software.
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

Intellectual Property
Our intellectual property includes registered trademarks, such as VIMEO, in the U.S. and over 15 other countries; 21 U.S. patents that claim various technologies that we may use in our operations, including patents directed to live video streaming and video editing using artificial intelligence technologies, with expiration dates ranging from 2028 to 2042; copyrights in our source code, website, apps and creative assets; over 240 domain names, including Vimeo.com and Livestream.com; and trade secrets.
Human Capital
As a software technology company, our employees are our number one resource. As of December 31, 2022, we had 1,236 full-time employees, of whom 494 were based outside of the U.S. None of our employees are covered by collective bargaining agreements. Overall, we consider our relations with employees to be good.
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
•Skill development: We provide learning and development resources, including regular manager training and coaching opportunities to continue to build skills.
As of December 31, 2022, our U.S. workforce was, based upon employee self-identification, 57% white, 15% Asian, 4% of two or more racial groups, 6% black, 10% of Hispanic or Latin background, and 0.4% Native Hawaiian or other Pacific Islander; 9% declined to self-identify. As of the same date, our workforce was 59% male, 40% female, and 1% non-binary. We publicly publish metrics on these and other measures of diversity at least once annually.
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

We maintain an employee equity program in which we grant equity in the form of restricted stock units to all full-time employees and permanent part-time employees who regularly work at least 70% of a workweek. We expect to continue providing employees with equity.
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
Talent development
We are committed to empowering our people with career advancement and learning opportunities. We do this by providing, among other things: guidance on expectations for job levels; bi-annual employee evaluations; mentoring programs; training for new managers; professional and leadership development training for ECG leaders; one-on-one coaching for leadership roles; and annual department learning and development opportunities.
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
Because we receive, store and use a substantial amount of information received from or generated by our users, we are also impacted by laws and regulations governing privacy and data security in the U.S. and worldwide. Examples of such regimes include Section 5 of the Federal Trade Commission Act, the EU’s General Data Protection Law (GDPR), the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA). These laws generally regulate the collection, storage, transfer and use of personal information.
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

Our prior rapid growth may not be indicative of future performance, and our revenue growth rate has declined.

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
•our reputation and brand recognition;
•domestic and global macroeconomic conditions;
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
•our ability to successfully integrate new businesses that we acquire; and
•changes in laws that allow us to host and distribute large quantities of user and subscriber content.
Any one or more of the above factors could cause our revenue growth to be harmed. Additionally, bookings is a leading indicator of future revenue potential that we use to assess the performance of our business. There are a number of reasons that the conversion of bookings to revenue may not be directly proportional, including timing, certain revenues generated that do not have associated bookings, and estimates and judgements involved in the calculation of the number.
We have a limited operating history as a pure software-as-a-service (“SaaS”) company and a limited history of selling such plans on a sales-assisted basis.

In our 17-year history, we have explored or experimented with various service offerings, including a proprietary streaming service, and various monetization methods, including advertising, transactions and subscriptions. In 2008, we began selling SaaS subscription plans on a “self-serve” basis (i.e., directly through online means). In 2017, we decided to focus on selling SaaS subscriptions, including on a sales-assisted basis (i.e., through a sales force). Since then, we have significantly increased our sales headcount. As a result of our limited experience with sales-assisted operations, we may experience inefficiencies and our cost of acquiring customers could decline relative to the lifetime revenue of those customers.

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

We rely heavily on data to run our business and make strategic decisions, including decisions about capital deployment. If we misread signals or lack the ability to accurately forecast demand, we may make the wrong decisions. This risk may be heightened in times of economic uncertainty. In hindsight, we have learned that part of the increased demand associated with the COVID-19 pandemic particularly for livestreaming and from segments such as faith and fitness, was specific to the response to the COVID-19 pandemic and could not be sustained when social distancing measures receded.

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
•our free users are dissatisfied with our products and support;

•our users no longer have a need for our products, including any new users that subscribed to our services during the COVID-19 pandemic that may subsequently reduce or discontinue their use as the impact of the pandemic tapers;
•a reduction in customer information technology spending budgets, which may be reduced during periods of high inflation or economic recession or the perception that competitive products provide better, more secure, or less expensive options;
•we experience headwinds in our international expansion due to variety of reasons, including language and cultural barriers, as well as unfavorable regulatory environments; or
•our service offerings and pricing are not competitive.
If our efforts to convert free users into subscribers do not succeed, we will have to rely more heavily on paid marketing efforts to acquire new subscribers and therefore achieve growth. Such a shift would cause us to incur higher costs in acquiring users, which would reduce our gross margin profile. In addition, some customers downgrade their subscription plans or do not renew their subscriptions.

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

We may not be able to capitalize on the market’s demand for video if we cannot scale our operations and infrastructure, including our information technology and financial systems. For example, we might experience delays in onboarding new customers and responding to increased customer support tickets, and we may not be able to handle increased loads on our servers during peak times. The occurrence of these or other similar events would result in missed opportunities or user and subscriber frustration that could negatively affect user and subscriber growth and retention.

We may need additional funding as we continue to grow our business.

Our cash flow may be insufficient to fund significant capital investments we may need to make to grow our business. We may need to raise additional funds by way of a primary offering of shares of our common stock, which would dilute existing stockholders, or through borrowings, which may not be available to us on desired terms or at all. To obtain funding through borrowings, we may need to pledge assets and agree to certain financial covenants. A severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

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

Hosting and delivery costs comprise the largest component of our cost of goods sold and thus materially influence our gross margin. These costs could increase unexpectedly if we experience rapid growth over a short period of time (either in terms of users and subscribers or bandwidth consumed), we fail to address subscribers who use more bandwidth than our plans permit (e.g., either by failing to charge them overage fees or by failing to limit their bandwidth) or we fail to distribute increased bandwidth across our content delivery network (“CDN”) vendors in a cost-optimal manner by, for example, moving traffic to the lowest-cost provider. We may not be able to pass these costs onto subscribers.

Our success depends on our ability to reach customers and acquire subscribers through digital app stores.

We provide applications (“apps”) that operate on third-party operating systems, devices, or browsers. The operators of these platforms, including in particular Apple and Google, exercise significant control over what apps may be offered. These platforms could decide not to market and distribute some or all of our products and services, require costly changes, favor their own products and services over ours and/or significantly increase their fees.

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

If we experience excessive fraudulent activity or cannot meet evolving credit card association merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment, which could cause our customer base to decline significantly.

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

We have in the past experienced higher than industry standard rates of chargebacks and unauthorized credit card transactions. As a result of such activity, we have from time to time been in, and may re-enter, monitoring programs with multiple payment card providers and have in the past paid monthly amounts charged by those providers as penalties. We are actively working to reduce the incidence of chargebacks and unauthorized credit card transactions. If we fail to materially reduce such activity, we could be assessed increasing penalties, and we could lose the right to accept credit cards for payment. The loss of a payment option would cause our subscriber base to significantly decrease and would materially harm our business.

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

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the software-as-a-service industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

More recently, inflation rates in the U.S. have been higher than in previous years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Foreign currency exchange rate fluctuations could harm our financial results.

We conduct certain transactions in currencies other than the U.S. Dollar and in currencies other than the functional currency of the transacting entity. Exchange rate movements have impacted and may continue to impact our consolidated revenues and operating results. It is particularly difficult to forecast exchange rate movements and unanticipated currency fluctuations have affected and could continue to affect our financial results and cause our results to differ from investor expectations or our own guidance in any future periods. Volatility in exchange rates and global financial markets is expected to continue due to political and economic uncertainty globally.

The continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.

The potential long-term impact and duration of the COVID-19 pandemic on the global economy and our business continue to be difficult to assess or predict. Related public health and safety measures have resulted in significant social disruption and have had an adverse effect on economic conditions, consumer confidence and spending, inflation, interest rates, and business investment, all of which have affected our business. In addition, the cessation of certain health and safety measures initiated in response to the pandemic has likely resulted in lower demand for our services. Moreover, we may also experience business disruption if the operations of our contractors, vendors or business partners are adversely affected.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operations or financial condition.

The Sarbanes-Oxley Act (“SOX”) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have limited experience complying with SOX as a standalone public company. We have expended, and anticipate that we will continue to expend, significant resources to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Such failure could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.

Risks Related to Human Capital

Our success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals worldwide.

In order to build and scale our business, we may need to further increase our employee base, particularly in the areas of engineering, product development, sales (domestically and internationally), customer support and shared services. Competition for executives, software developers, product managers, sales personnel and other key employees in our industry is intense. In particular, we compete with many other companies for software developers and designers with high levels of experience in designing, developing and managing software for video solution technologies, as well as for skilled sales and operations professionals. At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining employees with appropriate qualifications, and we may not be able to fill positions. Our ability to attract and retain talent and to fully experience the benefits of that talent depends upon:
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

While we have established compensation programs (which include cash compensation, equity-based programs and other benefits) to attract and retain employees, these compensation arrangements may not be sufficient in the highly competitive labor market in which we participate. In addition, in 2022, many of the countries in which we operate, including the United States, have continued to experience higher inflation than in recent prior years, which, among other reasons, has placed pressure on us to raise wages. Large competitors and non-competitors in the technology space may offer compensation arrangements that may significantly exceed those that we are able to offer. If we fail to provide competitive compensation arrangements, we may fail to attract and retain talent. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management), our business may be adversely affected. On the other hand, if we increase compensation levels in a significant way in order to compete for talent, our profitability will suffer and, if we increase stock-based compensation, our stockholders will face further dilution. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures, and we cannot assure that they will not continue to rise.

In addition, as our stock price has fluctuated since the completion of the Spin-off, employees joining us at different times could have significant disparities in proceeds from sales of our equity in the public markets, which could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business. Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees, and could contribute to increased turnover or difficulties in hiring. Further, our recent reductions in force, and any future reductions in force or other restructuring, may adversely affect our ability to attract and retain employees.

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

In 2020, we moved to a remote working environment with the onset of the COVID-19 pandemic. We now operate our offices in a hybrid manner, with many of our employees working on a completely remote basis. Preservation of our corporate culture may be more difficult as many of our workforce have been working from home in connection with our hybrid workplace model. Even if we return to an office setting, we may experience productivity challenges associated with having some employees remote and some in person and having employees unable to work due to illness or childcare concerns. In addition, moving back to a physical office environment could adversely affect the hiring and retention of employees who prefer to work remotely.

The 2022 Russian invasion of Ukraine has impacted our team and business operations.

Since 2017, we have had operations in Ukraine. As of the year ended December 31, 2022, we had 78 employees in Ukraine. Our Ukraine team is primarily focused on research and developments activities, with 68% of the team in engineering roles. On February 24, 2022, Russia invaded Ukraine. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. We remain committed to supporting our Ukraine team members and are prioritizing safety over work. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, following Russia’s invasion of Ukraine, the United States, European Union, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.

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

We cannot guarantee that we will be shielded from third-party copyright infringement lawsuits and related liability for hosting user and subscriber content by laws such as the online safe harbor provisions of the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”), which are intended to limit the liability of online providers with respect to user- and subscriber-uploaded content. In addition, even if we ultimately succeed in demonstrating that the DMCA limits our liability, litigating these issues is costly and time-consuming. For details regarding pending lawsuits of this nature, see “Note 14— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Some countries outside of the United States have laws that, like the DMCA, limit the copyright infringement liability of service providers. However, these laws may impose different requirements upon us and may not protect us to the same degree as the DMCA. We cannot guarantee that we will be compliant with foreign requirements. For example, as described in "Note 14—Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, we have been sued in Italy for the copyright infringement of our users.

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

A cyberattack may cause significant and lasting negative consequences. We may face significant expense in responding to the attack, severely diminished operational capacity, and the loss of data necessary to operate. If the attack results in a data breach, we may be subject to legal liability. Even if financial, legal, or operational harm is avoided, an attack could cause persistent reputational harm to our company. Like other global companies, we face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combatting these security threats.

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

Risks Related to Laws and Regulations

We and our service providers collect, process, transmit and store certain personal information from our users, which creates legal obligations and exposes us to potential liability under federal, state, and international laws applicable to privacy and data protection.

We are subject to a variety of existing and new laws concerning the collection, storing, processing, and transferring of user information. In the U.S., we are subject to federal laws, such as Section 5 of the Federal Trade Commission Act, the Video Privacy Protection Act, and Children's Online Privacy Protection Act, as well as a variety of state laws including the California Consumer Privacy Act, the California Privacy Rights Act, and the Illinois Biometric Information Protection Act. Current or future privacy-related legislation and governmental regulations pertaining to the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, laws such as the Illinois Biometric Information Privacy Act restrict the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Such legislation and regulations have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks. Legislation and governmental regulations related to the use of biometrics and other video analytics may also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. It is also not clear how existing and future laws and regulations governing issues such as biometrics and other video analytics apply or will be enforced with respect to the products and services we sell. The failure to comply with applicable privacy laws could lead to regulatory actions, including the possibility of fines, class-action or traditional litigation, reputational harm and/or costly investigation and remediation efforts. We have been sued for violating the Illinois Biometric Information Protection Act (see the section entitled “Part 1. Item 13—Commitments and Contingencies”).

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

Some countries outside of the United States (including European Union member states, other members of the European Economic Area, Switzerland and the United Kingdom) may limit the transfer of certain data regarding their residents to other countries. Such laws have the potential to adversely affect our business. For example, prior to June 2020, many U.S companies (including Vimeo) participated in the U.S.-EU and U.S.-Swiss “Privacy Shield” program, which provided a basis on which to transfer personal information from the EU and Switzerland to the U.S. In June 2020, the EU High Court of Justice determined that the program did not adequately protect EU residents’ privacy rights. We continue to transfer data from the EU to the U.S. under alternative legal bases, including standard contractual clauses, which were updated in 2021. The use of standard contractual clauses to legalize transfers to the U.S. has been challenged. In addition, rulings by certain European data protection authorities have indicated that, in some cases, U.S.-based providers cannot be used due to their inability to ensure that the personal information of European residents is safeguarded.

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

The interpretation and application of U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenses in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress may consider legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions will be effective for the tax year after December 31, 2022 and may materially affect our financial position and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be subject to certain limitations.

As of December 31, 2022, we had U.S. federal net operating loss carryforwards (“NOLs”) and tax credits (collectively, "tax attributes"), of approximately $79.8 million and $14.6 million, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Our tax attributes may also be impaired under state laws. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our tax attributes, whether or not we attain profitability.

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

The market price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•actual or anticipated fluctuations in our operating results;
•domestic and worldwide economic conditions, including employment rates, inflation and interest rates;
•actions of securities analysts who initiate or maintain coverage of us, changes in earnings estimated by securities analysts or in our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•significant data breaches, disruptions to, or other incidents involving our products;
•changes to the regulatory and legal environment under which we operate;
•announcements by us or our competitors of new products, features, or services; and
•changes in relationships with significant customers.
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

Barry Diller and Joseph Levin are able to exercise significant influence over the composition of our Board of Directors, matters subject to stockholder approval and our operations.

As of December 31, 2022, Mr. Diller collectively held shares of our Class B common stock and common stock that represent approximately 38% of our total outstanding voting power. These shares are also subject to a voting agreement with Mr. Levin, Chief Executive Officer of IAC Inc. ("IAC") and the chairman of our Board of Directors.

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

Our Class B common stock has 10 votes per share and our common stock has one vote per share. We cannot predict whether our dual-class common stock structure, combined with the concentrated voting power of Mr. Diller as the holder of all of our outstanding Class B common stock, will result in a lower or more volatile market price of our common stock, or other adverse consequences.

For example, certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices, including the S&P 500. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our capital stock may prevent the inclusion of our common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our common stock. Any exclusion from stock indices could result in a less active trading market for our common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our common stock.

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
Our corporate headquarters are located at 330 West 34th Street in New York, New York. We believe that our current facilities are adequate to meet our foreseeable needs. We believe that suitable additional or alternative space would be available on commercially reasonable terms, as necessary, to accommodate our future growth.
Item 3. Legal Proceedings
The information set forth under “Note 14— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities
Market Information for Our Common Stock
Our common stock has been listed on Nasdaq under the symbol “VMEO” since May 25, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 17, 2023, we had 911 holders of record of our common stock and one holder of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part III. Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from May 25, 2021 (the date our common stock commenced regular-way trading on Nasdaq) through December 31, 2022 with (ii) the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 25, 2021 of $45.39 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The returns shown are based on historical results and are not intended to suggest future performance.

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

Grants of Equity Awards

During the years ended December 31, 2022 and 2021, we granted stock-based compensation generally in the form of restricted stock units, pursuant to the 2021 Plan. Additionally, during the year ended December 31, 2021, we entered into a Restricted Stock Agreement (the “RSA”) with Joseph Levin, Chairman of the Vimeo Board of Directors and IAC’s Chief Executive Officer, which provided for a grant of 4,870,500 shares of Vimeo common stock (“Vimeo Restricted Shares”). For further information, see Note 11—Stock-Based Compensation” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K. The issuances of these securities were exempt pursuant to Rule 701, as transactions pursuant to a compensatory benefit plan, or Section 4(a)(2) of the Securities Act for transactions by an issuer not involving a public offering or Regulation S under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Issuer Purchase of Equity Securities

None.

Item 6. Reserved
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

Operating Metrics and Key Terms:
The Company has adjusted its operating metrics and key terms by disaggregating our revenue and associated metrics into three categories. We believe that this better reflects how the Company is managed and provides greater clarity into the Company's business for its stockholders. Please see below for a description of these operating metrics and key terms and the changes from our prior presentation.

	Years Ended December 31,
	2022	2021
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,505.0	1,554.7
Average Subscribers	1,529.9	1,443.6
ARPU	$199	$191
Bookings	$297,312	$301,463

Vimeo Enterprise:
Subscribers	2.2	1.6
Average Subscribers	1.9	1.2
ARPU	$20,321	$19,683
Bookings	$46,781	$30,567

Other:
Subscribers	93.3	138.7
Average Subscribers	116.0	168.0
ARPU	$767	$555
Bookings	$67,015	$72,565
When the following terms appear in this Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo, they have the meanings indicated below:
•Self-Serve & Add-Ons relates to our subscription plans sold directly online, and any add-on services tied to those online subscriptions. This includes our Starter, Standard, and Advanced subscription plans, and add-on services such as bandwidth charges which are sold through our sales force to subscribers of one of our plans if they exceed a certain threshold of bandwidth. Revenue and operating metrics derived from add-on services such as bandwidth charges had previously been included in Sales-Assisted.

•Vimeo Enterprise relates to our video offering designed for teams and organizations, which includes the same capabilities of our Self-Serve & Add-Ons plus enterprise-grade features such as advanced security, custom user permissions, single-sign on for employees, interactive video, and marketing software integrations. Vimeo Enterprise is sold through our sales force and is often an upgrade from Vimeo's Self-Serve & Add-Ons as the number of users or use cases in an organization grows. Revenue and operating metrics derived from Vimeo Enterprise had previously been included in Sales-Assisted.

•Other relates to products and services we offer outside of Self-Serve & Add-Ons and Vimeo Enterprise, primarily our over-the-top ("OTT") video monetization solution that allows customers to launch and run their own video streaming channel directly to their audience through a branded web portal, mobile apps and Internet-enabled TV apps. Other also includes Magisto, Livestream, WIREWAX, and Wibbitz. Revenue and operating metrics derived from OTT, WIREWAX, Wibbitz, and portions of Livestream had previously been included in Sales-Assisted. Revenue and operating metrics derived from Magisto and portions of Livestream had previously been included in Self-Serve.
•Subscribers is the number of users who have an active subscription to one of Vimeo’s paid plans measured at the end of the relevant period. Vimeo counts each account with a subscription plan as a subscriber. In the case of customers who maintain accounts across Self-Serve & Add-Ons, Vimeo Enterprise, and Other, Vimeo counts them as one subscriber for each of the components in which they maintain a subscription. Vimeo does not count team members who have access to a subscriber’s account as additional subscribers.
•Average Subscribers is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User (“ARPU”) is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.
•Bookings consists of fixed fees for SaaS services, measured at the end of the relevant period, that subscribers have paid or committed to pay during their subscription period or 12 months, whichever is shorter, less refunds and chargebacks during the same period.
•Gross Margin is revenue less cost of revenue, divided by revenue.
•Cost of revenue consists primarily of hosting fees, credit card processing fees, compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in customer care functions, traffic acquisition costs, which includes the amortization of in-app purchase fees, outsourced customer care personnel costs, rent expense and facilities costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
•Research and development expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
•Sales and marketing expense consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, compensation expense and other employee-related costs and stock-based compensation expense for Vimeo's sales force and marketing personnel, software license and maintenance costs, rent expense and facilities costs.
•General and administrative expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services (including transaction-related costs related to the Spin-off and acquisitions), rent expense, facilities costs, and software license and maintenance costs.
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. At December 31, 2022, there were no outstanding borrowings under the Credit Facility.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the years ended December 31, 2022 and 2021.
MANAGEMENT OVERVIEW
Vimeo is the world’s leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo’s comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.

Sources of Revenue
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers for subscription plans. Revenue is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.
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
Vimeo also markets and offers its services and products through branded websites, allowing customers to transact directly with it in a convenient manner. Vimeo has made significant investments, and expects to scale investments, in online marketing to drive traffic to its websites.
Results of Operations
The following discussion should be read in conjunction with Item 8—Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Form 10-K of Vimeo, Inc. filed with the Securities Exchange Commission on March 1, 2022.
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Years Ended December 31,
	2022	2021
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	24	26
Gross profit	76	74
Operating expenses:
Research and development expense	29	27
Sales and marketing expense	39	39
General and administrative expense	25	22
Depreciation	1	—
Amortization of intangibles	1	1
Total operating expenses	95	89
Operating loss	(19)	(16)
Interest expense	—	—
Interest expense—related party	—	—
Other income, net	1	3
Loss before income taxes	(18)	(13)
Income tax provision	—	—
Net loss	(18)%	(13)%

Revenue

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$304,726	$275,259	$29,467	11%
Vimeo Enterprise	39,271	23,236	16,035	69
Other	89,031	93,183	(4,152)	(4)
Total revenue	$433,028	$391,678	$41,350	11%
Revenue increased $41.4 million, or 11%, due primarily to increases of $29.5 million or 11% in Self-Serve & Add-Ons and $16.0 million or 69% in Vimeo Enterprise, partially offset by a decrease of $4.2 million or 4% in Other. The increase in Self-Serve & Add-Ons was primarily due to an increase in Average Subscribers and ARPU. The increase in Vimeo Enterprise was primarily due to an increase in Average Subscribers. The decrease in Other was primarily due to the Company actively deprecating the consumer-facing portion of the Magisto business.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$103,595	$102,537	$1,058	1%
Gross profit	$329,433	$289,141	$40,292	14%
Gross profit margin	76%	74%
Cost of revenue increased $1.1 million, or 1%, due primarily to an increase of $2.5 million in hosting fees, partially offset by a decrease of $1.5 million in in-app purchase fees. The increase in hosting fees was due to an increase in content storage requirements. The decrease in-app purchase fees was primarily due to the Company actively deprecating the consumer-facing portion of the Magisto business.
Gross profit increased $40.3 million, or 14%, due primarily to the increase in revenue and cost optimization initiatives for hosting, which as a percentage of revenue decreased.
Operating Expenses

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Research and development expense	$127,661	$105,586	$22,075	21%
Sales and marketing expense	170,401	152,691	17,710	12
General and administrative expense	107,011	85,111	21,900	26
Depreciation	2,198	923	1,275	NM
Amortization of intangibles	5,100	5,846	(746)	(13)
Total operating expenses	$412,371	$350,157	$62,214	18%
Research and development expense increased $22.1 million, or 21%, due primarily to increased investment in products and $2.3 million in restructuring costs. The increased investment included $16.9 million in compensation expense and other employee-related costs and $4.3 million in stock-based compensation expense. The increase in compensation expense and other employee-related costs was due primarily to increased headcount. The increase in stock-based compensation expense was due primarily to increased headcount, partially offset by a benefit in stock-based compensation expense due to modifying certain equity awards in connection with the departure of an executive, as well as a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger.

Sales and marketing expense increased $17.7 million, or 12%, due primarily to increases of $15.3 million in compensation expense and other employee-related costs, $5.3 million in stock-based compensation expense, $4.5 million in software license and maintenance costs, and $1.1 million in restructuring costs, partially offset by a decrease of $10.8 million in advertising costs. The increases in compensation expense and other employee-related costs, stock-based compensation expense, and software license and maintenance costs were due primarily to growth in the sales force. The decrease in advertising costs was due primarily to cost optimization initiatives.
General and administrative expense increased $21.9 million, or 26%, due primarily to increases of $13.6 million in compensation expense and other employee-related costs, $9.3 million in stock-based compensation expense, and $6.2 million in provision for credit losses, partially offset by a decrease of $9.0 million in professional fees. The increase in compensation expense and other employee-related costs was due primarily to increased headcount. The increase in stock-based compensation was due primarily to increased headcount and the timing of the Vimeo Restricted Shares (as described in "Note 11—Stock-Based Compensation"), which were granted in the second quarter of 2021, partially offset by a decrease in the impact of the modification of certain equity awards in connection with the Spin-off and Vimeo Merger. The increase in the provision for credit losses was due primarily to growth in the business and an increase in aged accounts receivable balances in the first half of 2022. The decrease in professional fees was primarily due to decreases in costs associated with business acquisitions, the implementation of new enterprise systems and third-party recruiting services.
Depreciation increased $1.3 million, due primarily to fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the space we occupied in IAC's headquarters.
Amortization of intangibles decreased $0.7 million, or 13%, due primarily to certain intangibles that were amortized using an accelerated method of amortization, partially offset by the amortization of intangibles acquired in connection with the acquisitions of Wibbitz and WIREWAX in the fourth quarter of 2021.
Operating loss

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Operating loss	$(82,938)	$(61,016)	$(21,922)	36%
Operating loss increased $21.9 million, or 36%, due to an increase in operating expenses of $62.2 million, or 18%, partially offset by an increase in gross profit of $40.3 million, or 14%. The increase in operating expenses was due primarily to increases in compensation expense and other employee-related costs of $45.8 million, stock-based compensation expense of $18.9 million, provision for credit losses of $6.2 million, software license and maintenance costs of $5.2 million, and restructuring costs of $4.2 million, partially offset by decreases in advertising costs of $10.8 million and professional fees of $9.5 million. The increase in gross profit was due to higher revenue and improved gross profit margin (76% in 2022 compared to 74% in 2021).
Adjusted EBITDA

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Adjusted EBITDA	$(8,233)	$(9,354)	$1,121	(12)%
As a percentage of revenue	(2)%	(2)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $1.1 million to a loss of $8.2 million, due to higher revenue and improved gross profit margin, and decreases in advertising costs and professional fees, partially offset by increases in compensation expense and other employee-related costs, provision for credit losses, and software license and maintenance costs.

Non-Operating Expenses

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Interest expense	$(491)	$(438)	$(53)	12%
Interest expense—related party	$—	$(726)	$726	(100)

Foreign exchange gains (losses), net	$1,893	$(2)	$1,895	NM
Interest income	3,866	83	3,783	NM
Gain on sale of an asset	—	10,151	(10,151)	(100)
Other, net	5	9	(4)	(39)
Other income, net	$5,764	$10,241	$(4,477)	(44)%
Interest expense related to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021. See “—Liquidity and Capital Resources—Revolving Credit Facility” for additional information about the Credit Facility.
Interest expense—related party was interest charged by IAC and its subsidiaries on the related party notes which were repaid to IAC in January 2021.
Foreign exchange gains (losses), net increased due primarily to strengthening of the U.S. Dollar.
Interest income increased due primarily to an increase in interest rates on the Company's money market funds.
Gain on sale of an asset for the year ended December 31, 2021 related to the sale of Vimeo’s retained interest in its former hardware business.
Income tax provision

	Years Ended December 31,
	2022	2021	Change	% Change
	(In thousands)
Income tax provision	$(1,926)	$(828)	$(1,098)	NM
For further details of income tax matters, see "Note 4—Income Taxes" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.
Income tax provision primarily related to international and state taxes for jurisdictions in which Vimeo conducts business and increased due primarily to an increase in pre-tax income in international jurisdictions.

PRINCIPLES OF FINANCIAL REPORTING

We have provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that use of this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is one of the metrics on which our internal budgets are based and also one of the metrics by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.
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
The reconciliation of net loss to Adjusted EBITDA is as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Net loss	$(79,591)	$(52,767)
Add back:
Income tax provision	1,926	828
Other income, net	(5,764)	(10,241)
Interest expense—related party	—	726
Interest expense	491	438
Operating loss	(82,938)	(61,016)
Add back:
Stock-based compensation expense	64,340	44,893
Depreciation	2,198	923
Amortization of intangibles	5,100	5,846
Contingent consideration	(1,116)	—
Restructuring costs	4,183	—
Adjusted EBITDA	$(8,233)	$(9,354)

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents:
United States	$265,252	$317,134
All other countries	9,245	4,766
Total cash and cash equivalents	$274,497	$321,900
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Years Ended December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(37,071)	$15,954
Investing activities	$830	$(6,824)
Financing activities	$(10,588)	$203,058
Net cash used in operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital. Non-cash adjustments include stock-based compensation expense, provision for credit losses, amortization of intangibles, non-cash lease expense, and depreciation.
Year ended December 31, 2022
Adjustments to net loss consisted primarily of $64.3 million of stock-based compensation expense, provision for credit losses of $7.6 million, $5.1 million of amortization of intangibles, non-cash lease expense of $5.0 million, and $2.2 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $22.7 million and an increase in accounts receivable of $13.0 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments and lease payments. The increase in accounts receivable was due primarily to growth in the business.
Net cash provided by investing activities included proceeds of $1.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.8 million.
Net cash used by financing activities reflected the timing of net withholding taxes paid related to the exercise of equity awards of $5.4 million and the $4.8 million payment in July 2022 related to the WIREWAX contingent consideration arrangement (as described in "Note 7—Fair Value Measurements").
Year ended December 31, 2021
Adjustments to net loss consisted primarily $44.9 million of stock-based compensation expense, a $10.2 million net gain related to the sale of Vimeo's retained interest in its former hardware business, and $5.8 million of amortization of intangibles. The increase from changes in working capital primarily consisted of increases in deferred revenue of $36.7 million and accounts payable and other liabilities of $14.1 million, partially offset by increases in accounts receivable of $19.2 million and prepaid expenses and other assets of $10.1 million. The increase in deferred revenue was due primarily to growth in sales of annual subscriptions. The increase in accounts payable and other liabilities was primarily due to the timing of invoice payments, partially offset by the payment of related-party accrued interest. The increase in accounts receivable was primarily due to the implementation of a new billing system and growth in the business. The increase in prepaid expenses and other assets was primarily due to an increase in prepaid software license and maintenance costs and insurance.

Net cash used in investing activities includes the acquisitions of Wibbitz and WIREWAX, net of cash acquired of $14.2 million and proceeds of $7.9 million related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.4 million.
Net cash provided by financing activities included $299.8 million in net proceeds from the issuance of 9.0 million shares of Vimeo OpCo's Class A common stock and $3.4 million of proceeds from the exercise of stock options, partially offset by the repayment of related-party debt of $94.6 million, withholding taxes paid related to the exercise of equity awards of $4.1 million and $1.4 million of deferred financing costs related to the Credit Facility.
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
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into its $100 million Credit Facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At December 31, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At December 31, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
Outstanding Stock-based Awards
Stock-based awards are settled in shares of Vimeo common stock and may be settled on a gross or net basis based upon factors deemed relevant at the time. Since the Spin-off and through December 31, 2022, stock-based awards were generally settled on a gross basis, such that individual award holders were be required to pay their withholding tax obligation, which they were generally able to do by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable settlement). In the future, Vimeo currently plans to settle stock-based awards on a net basis, such that individual award holders will receive shares of Vimeo common stock, in each case, net of a number of shares of Vimeo common stock equal to the required cash tax withholding payment, which will be paid by Vimeo on the employee's behalf.
Liquidity Assessment
At December 31, 2022, Vimeo had $274.5 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. This assessment includes the effect of non-cancellable purchase obligations, which primarily relate to cloud computing arrangements, and operating leases, which primarily relate to office space. For further details, see "Note 13—Leases" and "Note 14—Commitments and Contingencies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data. Historically, Vimeo's capital expenditures have not been material, and 2023 capital expenditures are expected to be similar to 2022 capital expenditures. Borrowings under Vimeo’s Credit Facility, which may be limited based on our ability to meet required financial covenants, are a potential source of additional financial flexibility and liquidity.

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
Off-Balance Sheet Arrangements
Other than the purchase obligations described in “Note 14— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, Vimeo does not have any off-balance sheet arrangements as of December 31, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following disclosure is provided to supplement the descriptions of Vimeo's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data in regard to significant areas of judgment. Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"). These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and the related disclosure of assets and liabilities. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of Vimeo's accounting policies and estimates have a more significant impact on its consolidated financial statements than others. A discussion of Vimeo's critical accounting policies and estimates follows.
Allowance for Credit Losses
Vimeo maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is determined using loss rates applied to the outstanding accounts receivable balances based on the age of outstanding receivables, our previous overall loss history and each specific customer’s ability to pay its obligations with additional adjustment based on our expectations of changes in macroeconomic conditions that may impact our ability to collect the outstanding receivables.
At December 31, 2022 and 2021, the allowance for credit losses was $5.2 million and $1.3 million, respectively, and represented 14% and 4% of outstanding receivables, respectively. The increase in the allowance for credit losses was due primarily to the implementation of a new billing system beginning in the fourth quarter of 2021 that led to an increase in aged accounts receivable balances in the first half of 2022. This resulted in a provision for credit losses of $7.6 million for the year ended December 31, 2022. The loss rates used to calculate the allowance for credit losses are subjective and changes to the loss rates applied may impact the allowance and provision for credit losses.
Contingent Consideration Arrangements
Vimeo invested $14.2 million in the acquisitions of Wibbitz Ltd. ("Wibbitz") and WIREWAX Ltd. ("WIREWAX") in 2021. As described in "Note 7—Fair Value Measurements," in connection with these acquisitions, Vimeo entered into contingent consideration arrangements that were determined to be part of the purchase price. The premise underlying the accounting for contingent consideration arrangements is that there are divergent views as to the acquired company’s valuation between Vimeo and the selling shareholders of the acquiree. Therefore, future payments of a portion of the purchase price may be linked to one or more financial and/or operating metrics or milestones that will be achieved over a specified time frame in the future based upon the performance of the business. Accrued contingent consideration at December 31, 2022 and 2021 were $7.8 million and $12.2 million, respectively.
Vimeo determines the fair value of the contingent consideration arrangements by using probability weighted analyses to determine the amounts of the gross liability, and, if the arrangement is long-term in nature, applying a discount rate that appropriately captures the risk associated with the obligation to determine the net amount reflected in the financial statements. In addition to assessing the likelihood of WIREWAX achieving an integration milestone, the primary estimates used in valuing each of the contingent consideration arrangements for Wibbitz and WIREWAX is a projection of "annual recurring revenue" as of a future measurement date. The contingent consideration arrangements are reassessed and measured at fair value at each subsequent reporting period thereafter until settled. The changes in the fair value of the contingent consideration arrangements during each reporting period are recognized in “General and administrative expense” in the statement of operations. For the year ended December 31, 2022, the Company recognized a net gain of $1.1 million within "General and administrative expense" as a result of the periodic revaluation of the contingent consideration arrangements. The Company also recognized measurement period adjustments of $1.6 million through the finalization of purchase accounting. Significant changes in the forecasted annual recurring revenue may result in significant adjustments to fair value of the contingent consideration arrangements, which can result in volatility of general and administrative expense as the resulting gains and losses are recorded.
Recoverability of Goodwill
Goodwill is Vimeo's largest asset, with a carrying value of $245.4 million and $242.6 million at December 31, 2022 and 2021, respectively.
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
For Vimeo's annual goodwill test as of October 1, 2022, a qualitative assessment of goodwill was performed because Vimeo concluded it was more likely than not that its fair value was in excess of its carrying value. The primary factor that the Company considered in determining that no impairment exists was that Vimeo’s October 1, 2022 market capitalization of approximately $800 million exceeded its carrying value by approximately $450 million.
Market-Based RSU Award
Stock-based compensation is one of the ways Vimeo attracts, retains, inspires and rewards our management team and employees, by allowing them to benefit directly from the value they help to create.
In March 2022, the Company granted approximately 1.0 million RSUs to Anjali Sud, Vimeo's Chief Executive Officer, for which vesting is subject to the achievement of both stock performance and time-based vesting conditions. The stock performance-based vesting condition will be deemed satisfied with respect to each of the five tranches of RSUs upon the Company's common stock reaching certain price targets, calculated on a 20-day volume weighted average price basis during the measurement period which ends on March 25, 2026 (any such RSUs that satisfy the price targets, the "Available RSUs"). The time-based condition will be deemed satisfied with respect to the Available RSUs if Ms. Sud remains continuously employed by the Company (i) through March 25, 2024, at which time two-thirds of Available RSUs will vest and (ii) through March 25, 2025, at which time the remaining Available RSUs will vest.
The accounting for equity awards with market-based vesting conditions is complex and requires a significant amount of judgment. Specifically, the amount and timing of stock-based compensation expense to record is based on the determination of the grant date fair value of the market-based RSUs and the requisite service period. Market conditions must be included in the determination of the estimated grant-date fair value. Stock-based compensation expense related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, to the extent the time-based condition is satisfied.
Stock-based compensation expense is recognized ratably over the requisite service period for that particular tranche. The requisite service period for each tranche is the longer of the derived service period and the explicit service period. The derived service period represents the estimated length of time from grant-date through the assumed date that the stock-performance condition would be met while the explicit service period represents the stated service conditions of the agreement which are either March 25, 2024 or 2025).
During the year ending December 31, 2022, Vimeo recorded $2.4 million of stock-based compensation expense related to this award. The grant date fair value of this award was $7.2 million in the aggregate as the grant date fair value of each RSU ranged from $4.48 to $9.55, depending primarily on the stock price target of that particular tranche. These fair values were determined by using a Monte Carlo simulation of Vimeo's stock price over the performance period. The key assumptions in this simulation included Vimeo's closing stock price on the date of grant of $12.02, expected volatility of 47.0%, risk-free interest rate of 2.5%, cost of equity of 12.5%, and dividend yield of 0%.
Income Taxes
Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2022 and

2021, Vimeo is in a three-year cumulative loss position in the United States and has recorded a full valuation allowance against the related deferred tax assets of $67.5 million and $52.0 million, respectively.
Vimeo evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when Vimeo concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when Vimeo subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2022 and 2021, Vimeo has unrecognized tax benefits of $2.5 million. Vimeo considers many factors when evaluating and estimating its tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange
International revenue, which is based upon the location of the customer, accounted for 49%, 50%, and 51% of Vimeo's total revenue for the years ended December 31, 2022, 2021, and 2020, respectively. Subscriptions that are purchased by international customers through Vimeo's sales force are generally priced in U.S. dollars. Subscriptions that are purchased by international customers directly through our website or apps are generally priced in local currency. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material.
Vimeo is exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. Vimeo recorded a foreign exchange gain of $1.9 million for the year ended December 31, 2022 and losses of less than $0.1 million and $0.7 million for the years ended December 31, 2021, and 2020, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vimeo, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (U.S.) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

Description of the Matter
During the year ended December 31, 2022, the Company recognized revenue of $433.0 million. As disclosed in Note 2 to the consolidated financial statements, revenue is derived primarily from software-as-a-service subscription fees paid by customers and is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo’s performance.

Auditing revenue and deferred revenue related to subscription plans sold through the Company’s sales force was especially challenging due to the volume of transactions, the use of data sourced from multiple documents, systems and tools and the manual nature of the Company’s process for calculating and recording revenue and related deferred revenue. This required an increased extent of audit effort to identify, evaluate, and test the inputs to the revenue and deferred revenue calculations.

How We Addressed the Matter in Our Audit
To test revenue and deferred revenue related to subscription plans sold through the Company's sales force, we performed audit procedures that included, among others, testing the completeness and accuracy of the data used in the Company's calculations by comparing contract data to source documents and recalculating the amounts of revenue and deferred revenue recorded for a sample of transactions. We also tested the completeness of recorded revenue transactions by selecting a sample of transactions from the Company's customer information and evaluating whether those transactions were properly included or excluded from revenue recognized during the period.

Accounting for Assets Recognized from Costs to Obtain a Contract with a Customer

Description of the Matter	As of December 31, 2022, the current and non-current balances of capitalized costs to obtain a contract with a customer were $4.2 million and $8.0 million, respectively. As disclosed in Note 2 to the consolidated financial statements, commissions paid to employees pursuant to certain sales incentive programs are capitalized and amortized over the estimated customer relationship period.

Auditing the assets recognized from costs to obtain a contract with a customer was especially challenging due to the manual nature of the Company’s processes for determining the costs to be capitalized, as well as the timing and amount of amortization of such capitalized costs. This required an increased extent of audit effort to test and evaluate the completeness and accuracy of costs eligible for capitalization.
How We Addressed the Matter in Our Audit	To test the assets recognized from costs to obtain a contract with a customer, we performed audit procedures that included, among others, testing a sample of capitalized commissions transactions by reviewing and assessing the underlying commission plan to determine if such costs were eligible to be capitalized, recalculating the measurement of capitalized costs and related amortization, and comparing the inputs used in the Company's calculations to source documents including the commission statements and customer contracts. To test for completeness, our procedures also included comparing the capitalized commissions to sales commissions paid and reviewing the commission plans for a sample of commission payments that were not capitalized.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 27, 2023

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$274,497	$321,900
Accounts receivable, net of allowance of $5,183 and $1,324 at December 31, 2022 and December 31, 2021, respectively	31,434	29,451
Prepaid expenses and other current assets	18,395	18,811
Total current assets	324,326	370,162

Leasehold improvements and equipment, net	1,355	2,868
Goodwill	245,406	242,586
Intangible assets with definite lives, net	5,468	11,008
Other non-current assets	28,876	22,737
TOTAL ASSETS	$605,431	$649,361

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$8,415	$17,501
Deferred revenue	167,388	173,167
Accrued expenses and other current liabilities	57,151	67,385
Total current liabilities	232,954	258,053

Other long-term liabilities	18,619	20,713

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 157,187 and 156,708 shares issued and outstanding, respectively	1,572	1,567
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in-capital	768,390	704,796
Accumulated deficit	(415,367)	(335,776)
Accumulated other comprehensive loss	(831)	(86)
Total shareholders' equity	353,858	370,595
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$605,431	$649,361

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Revenue	$433,028	$391,678	$283,218
Cost of revenue (exclusive of depreciation shown separately below)	103,595	102,537	89,077
Gross profit	329,433	289,141	194,141
Operating expenses:
Research and development expense	127,661	105,586	64,238
Sales and marketing expense	170,401	152,691	105,630
General and administrative expense	107,011	85,111	49,846
Depreciation	2,198	923	460
Amortization of intangibles	5,100	5,846	14,744
Total operating expenses	412,371	350,157	234,918
Operating loss	(82,938)	(61,016)	(40,777)
Interest expense	(491)	(438)	—
Interest expense—related party	—	(726)	(9,116)
Other income, net	5,764	10,241	93
Loss before income taxes	(77,665)	(51,939)	(49,800)
Income tax provision	(1,926)	(828)	(828)
Net loss	$(79,591)	$(52,767)	$(50,628)

Per share information:
Basic and diluted loss per share	$(0.49)	$(0.33)	$(0.32)

Dividends declared per share	$—	$—	$0.22

Stock-based compensation expense by function:
Cost of revenue	$1,000	$493	$73
Research and development expense	20,447	16,114	2,931
Sales and marketing expense	9,986	4,693	603
General and administrative expense	32,907	23,593	8,058
Total stock-based compensation expense	$64,340	$44,893	$11,665

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net loss	$(79,591)	$(52,767)	$(50,628)
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(745)	1	145
Total other comprehensive (loss) income	(745)	1	145
Comprehensive loss	$(80,336)	$(52,766)	$(50,483)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2022 and 2021

	Common stock, 0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2020	$—	—	$—	—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(52,767)	—	(52,767)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	$1
Stock-based compensation expense	—	—	—	—	—	—	—	—	44,893	—	—	44,893
Amounts related to settlement of equity awards	18	1,856	—	—	1	133	—	—	(6,896)	—	—	(6,877)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance at December 31, 2021	$1,567	156,708	$94	9,399	$—	—	$—	—	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	—	—	—	—	(79,591)	—	(79,591)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(745)	(745)
Stock-based compensation expense	—	—	—	—	—	—	—	—	64,340	—	—	64,340
Amounts related to settlement of equity awards	5	479	—	—	—	—	—	—	(746)	—	—	(741)
Balance at December 31, 2022	$1,572	157,187	$94	9,399	$—	—	$—	—	$768,390	$(415,367)	$(831)	$353,858

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2020

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

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(79,591)	$(52,767)	$(50,628)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	64,340	44,893	11,665
Amortization of intangibles	5,100	5,846	14,744
Depreciation	2,198	923	460
Provision for credit losses	7,606	1,428	1,834
Gain on the sale of an asset	—	(10,151)	(288)
Non-cash lease expense	4,955	3,686	860
Other adjustments, net	(433)	542	3,681
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(13,027)	(19,204)	(7,413)
Prepaid expenses and other assets	(3,090)	(10,086)	(4,567)
Accounts payable and other liabilities	(22,744)	14,146	(12,778)
Deferred revenue	(2,385)	36,698	56,291
Net cash (used in) provided by operating activities	(37,071)	15,954	13,861
Cash flows from investing activities:
Acquisitions, net of cash acquired	21	(14,241)	500
Capital expenditures	(802)	(445)	(844)
Proceeds from the sale of an asset	1,611	7,862	288
Other, net	—	—	98
Net cash provided by (used in) investing activities	830	(6,824)	42
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	—	299,750	149,600
Principal payments on related-party debt	—	(94,565)	(35,457)
Proceeds from issuance of related-party debt	—	—	32,563
Deferred financing costs	—	(1,440)	—
Dividends	—	—	(31,079)
Withholding taxes paid related to equity awards	(5,448)	(4,051)	(10,125)
Proceeds from exercise of stock options	18	3,364	—
Reimbursement to IAC/InterActiveCorp for IAC common shares issued to settle Vimeo OpCo stock appreciation rights	—	—	(11,634)
Contingent consideration payment	(4,816)	—	—
Other, net	(342)	—	—
Net cash (used in) provided by financing activities	(10,588)	203,058	93,868
Total cash (used) provided	(46,829)	212,188	107,771
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(682)	120	303
Net (decrease) increase in cash and cash equivalents and restricted cash	(47,511)	212,308	108,074
Cash and cash equivalents and restricted cash at beginning of period	322,345	110,037	1,963
Cash and cash equivalents and restricted cash at end of period	$274,834	$322,345	$110,037

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
As used herein, "Vimeo," "Company," "we," "our" or "us" and similar terms in these consolidated financial statements refer to Vimeo, Inc. (formerly Vimeo Holdings, Inc.) and its subsidiaries (unless the context requires otherwise).
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements include all the assets, liabilities, revenues, expenses and cash flows of entities in which Vimeo has a controlling interest ("subsidiaries"), and in the opinion of management, include all adjustments considered necessary for a fair presentation.
All intercompany balances and transactions between and among Vimeo and its subsidiaries have been eliminated. All related party balances between Vimeo and IAC and its subsidiaries are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities" and "Other long-term liabilities".
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
Prior to the Spin-off, the consolidated financial statements of Vimeo OpCo and subsidiaries were prepared on a standalone basis and were derived from the historical accounting records of Vimeo OpCo and IAC. The accompanying consolidated financial statements reflect the historical financial position, results of operations and cash flows of Vimeo and its subsidiaries since their respective dates of acquisition by Vimeo and the allocation to Vimeo of certain IAC corporate expenses relating to Vimeo based on the historical accounting records of IAC. Prior to the Spin-off, IAC allocated certain corporate expenses to Vimeo which were charged to "Additional paid-in-capital" in the accompanying consolidated balance sheet. Additionally, income taxes were computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo’s share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. In management’s opinion, the assumptions underlying the historical consolidated financial statements of Vimeo, including the basis on which the expenses have been allocated from IAC, are reasonable. However, these allocations may not reflect the expenses that Vimeo would have incurred as an independent, standalone company for the periods presented.
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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Vimeo's revenue is derived primarily from SaaS subscription fees paid by customers. Revenue, in the amount that reflects the consideration Vimeo expects to be entitled to, is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date that the service is made available to the customer. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable.
Vimeo's disaggregated revenue disclosures are presented in "Note 3—Revenue."
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
Arrangements with Multiple Performance Obligations
Vimeo’s contracts with customers may include multiple performance obligations. For such arrangements, Vimeo allocates revenue to each performance obligation based on its relative standalone selling price. Vimeo generally determines standalone selling prices based on the prices charged to customers, which are directly observable or based on an estimate if not directly observable.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of 3 months or less from the date of purchase. Domestically, cash equivalents primarily consist of AAA rated government money market funds. Internationally, cash equivalents consist of time deposits. Cash and cash equivalents are principally maintained with financial institutions and are in excess of Federal Deposit Insurance Corporation insurance limits.
Allowance for Credit Losses
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the allowance for credit losses are as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$1,324	$476
Provision for credit losses	7,606	1,428
Write-offs charged against the allowance	(4,997)	(1,268)
Recoveries collected	1,245	699
Currency translation adjustment	5	(11)
Balance at end of period	$5,183	$1,324
The increase in the allowance for credit losses for the year ended December 31, 2022 was due primarily to growth in the business, as well as an increase in aged accounts receivable balances in the first half of 2022.

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation of leasehold improvements and equipment is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter. Repairs and maintenance costs are expensed as incurred. Leasehold improvements and equipment, net is as follows:

	December 31,		Estimated Useful Lives
	2022	2021
	(In thousands)
Leasehold improvements	$1,332	$3,498	Shorter of lease term or 10 Years
Computer and other equipment	807	961	2 to 10 Years
Total leasehold improvements and equipment	2,139	4,459
Accumulated depreciation and amortization	(784)	(1,591)
Leasehold improvements and equipment, net	$1,355	$2,868
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at December 31, 2022 and December 31, 2021 relate to "Leasehold improvements and equipment, net."

	December 31,
	2022	2021
	(In thousands)
Leasehold improvements and equipment, net:
United States	$537	$1,901
All other countries	818	967
Total	$1,355	$2,868
Leases
Vimeo leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses.
ROU assets represent Vimeo’s right to use the underlying assets for the lease term and lease liabilities represent the present value of Vimeo’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term using the Company's incremental borrowing rates on the

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
lease commencement date. Vimeo combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain Vimeo will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. Vimeo has elected not to record leases with an initial term of twelve months or less on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Vimeo’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Business Combinations
The allocation of purchase price to the assets acquired and liabilities assumed is based upon their fair values on the acquisition date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. Vimeo generally uses the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill.
Goodwill
Vimeo assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either an “operating segment,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there are multiple operating segments and/or components, and if so, whether their operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of performing the 2022 impairment test, management has determined that there is one operating segment and no components below that level, which results in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
When Vimeo elects to perform a qualitative assessment and concludes it is not more likely than not that its fair value is less than its carrying value, no further assessment of goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of Vimeo is determined. If the carrying value of Vimeo exceeds its fair value, an impairment equal to the excess is recorded. No impairments to goodwill were recorded for the years ended December 31, 2022, 2021, and 2020.
Long-Lived Assets
Long-lived assets (which consist of ROU assets, leasehold improvements and equipment, and intangible assets with definite lives) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is based on the pattern in which the economic benefits of the asset are expected to be realized, which is generally on a straight-line basis.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Vimeo's Level 2 financial assets are primarily obtained from observable market prices for identical underlying securities that may not be actively traded. Certain of these securities may have different market prices from multiple market data sources, in which case an average market price is used.

•Level 3: Unobservable inputs for which there is little or no market data and for which Vimeo must develop its own assumptions, based on the best information available in the circumstances, about the inputs that market participants would use in pricing the assets or liabilities. See "Note 7—Fair Value Measurements" for a discussion of fair value measurements made using Level 3 inputs.

Advertising Costs
Advertising costs are expensed when incurred (when the advertisement first runs for production costs that are initially capitalized) and represent online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which is primarily conferences and events. Advertising expense was $76.3 million, $87.1 million, and $65.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
Vimeo is included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For the years ended December 31, 2021 and 2020, the current and deferred income tax provision were computed on an as if standalone, separate tax return basis. For the year ended December 31, 2022, the income tax provision was computed for Vimeo on a true standalone basis.

Vimeo accounts for income taxes under the liability method, and deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is determined that it is more likely than not that the deferred tax asset will not be realized. Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning, and historical experience. Vimeo records interest and penalties, net of any applicable related income tax benefit, on potential income tax contingencies as a component of income tax provision.
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
Vimeo has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Loss per Share
Basic loss or earnings per share is computed by dividing net loss or earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur from stock-based awards. Given that Vimeo has reported a loss for each of the years ended December 31, 2022, 2021, and 2020, the effect of any potentially dilutive securities, such as the Company's stock-based awards, would be anti-dilutive, and therefore are excluded from the computation of diluted loss per share. See "Note 12—Loss per Share" for additional information on dilutive securities.
Foreign Currency
The functional currency of foreign entities is generally the local currency. Functional currency denominated (i) assets and liabilities are translated at the rates of exchange as of the balance sheet date, and (ii) revenue and expenses of these operations are translated at average rates of exchange during the period. Translation gains and losses are included in accumulated other comprehensive income as a component of shareholders' equity. Transaction gains and losses resulting from assets and liabilities denominated in a currency other than the functional currency are included in the consolidated statement of operations as a component of "Other income, net".
Stock-Based Compensation
Vimeo measures and recognizes compensation expense, net of estimated forfeitures for all stock‑based awards based on the grant date fair value of the award. Stock-based compensation expense is recognized ratably over the requisite service period. Estimated forfeitures are based on an analysis of historical forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate.
The grant-date fair value of a RSU is determined based on the closing sale price of the Company’s common stock on the date of grant. The fair value of a SAR is estimated using the Black‑Scholes option‑pricing model, which requires the use of subjective assumptions to determine the inputs to the model, which include estimating the expected term from grant date to exercise, the expected volatility of the underlying shares, the risk‑free interest rate and the expected dividend yield. See "Note 11—Stock-Based Compensation" for additional information.
Recent Accounting Pronouncements
Recent Accounting Pronouncements Adopted by the Company
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers
Vimeo adopted ASU No. 2021-08 effective October 28, 2021. ASU No. 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of ASU No. 2021-08 did not have a material impact on Vimeo's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted by the Company
There are no recently issued accounting pronouncements that have not yet been adopted that are expected to have a material effect on the consolidated results of operations, financial condition or cash flows of Vimeo.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 3—REVENUE
Disaggregated revenue is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$304,726	$275,259	$189,449
Vimeo Enterprise	39,271	23,236	6,236
Other	89,031	93,183	87,533
Total	$433,028	$391,678	$283,218

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the years ended December 31, 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Revenue:
United States	$220,742	$197,576	$139,826
All other countries	212,286	194,102	143,392
Total	$433,028	$391,678	$283,218
Deferred Revenue
The current and non-current deferred revenue balances are included in the accompanying consolidated balance sheet as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred revenue	$167,388	$173,167
Other long-term liabilities	1,286	1,291
During the year ended December 31, 2022, Vimeo recognized $172.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $137.0 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
Assets Recognized from the Costs to Obtain a Contract with a Customer
During the years ended December 31, 2022, 2021, and 2020, Vimeo recognized expense of $6.2 million, $7.1 million, and $7.7 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Prepaid expenses and other current assets	$4,168	$3,498
Other non-current assets	7,988	6,196
NOTE 4—INCOME TAXES
Vimeo was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For the years ended December 31, 2021 and 2020, the current and deferred income tax provision were computed on an as if standalone, separate tax return basis. For the year ended December 31, 2022, the income tax provision was computed for Vimeo on a true standalone basis.
U.S. and foreign (losses) earnings before income taxes are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
U.S.	$(90,500)	$(54,085)	$(52,007)
Foreign	12,835	2,146	2,207
Loss before income taxes	$(77,665)	$(51,939)	$(49,800)
The income tax provisions for the years ended December 31, 2022, 2021, and 2020 primarily relate to international and state taxes for jurisdictions in which Vimeo conducts business and are as follows:

	December 31,
	2022	2021	2020
	(In thousands)
Current income tax provision:
Federal	$81	$52	$—
State	88	85	64
Foreign	1,351	761	561
Current income tax provision	1,520	898	625

Deferred income tax provision (benefit):
Federal	37	(20)	270
State	(4)	(5)	—
Foreign	373	(45)	(67)
Deferred income tax provision (benefit)	406	(70)	203
Income tax provision	$1,926	$828	$828
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$31,069	$33,897
Tax credit carryforwards	12,138	9,066
Intangible assets with definite lives	—	2,247
Stock-based compensation	10,209	5,467
Capitalized research and development expenses	14,242	—
Other	9,958	8,536
Total deferred tax assets	77,616	59,213
Less: valuation allowance	(67,544)	(52,023)
Net deferred tax assets	10,072	7,190

Deferred tax liabilities:
Prepaid expenses	(4,834)	(3,835)
Intangible assets with definite lives	(925)	—
Right-of-use assets	(3,755)	(2,561)
Withholding taxes	(905)	(506)
Other	(106)	(299)
Total deferred tax liabilities	(10,525)	(7,201)
Net deferred tax liability	$(453)	$(11)

In connection with the Spin-off, Vimeo was allocated a portion of tax attributes related to the IAC consolidated federal and state tax filings pursuant to the Internal Revenue Code ("IRC") and applicable state law following the filing of the December 31, 2021 tax return. Vimeo's net deferred tax position was increased by $4.8 million to reflect the final allocation by IAC with a corresponding increase to valuation allowance.
The composition of Vimeo's NOLs as of December 31, 2022 is as follows:

	Federal	State	Foreign	Total
	(In thousands)
Subject to expiration (a)	$147	$57,861	$—	$58,008
Indefinite carryforward (b)	79,641	4,793	45,340	129,774
Total NOLs (c)	$79,788	$62,654	$45,340	$187,782
____________________
(a)    Federal NOL will expire in 2035 and state NOLs will expire at various times between 2025 through 2042.
(b)    All indefinite carryforward federal NOLs are subject to the Tax Cuts and Jobs Act 80% taxable income limitation.
(c)    State NOLs of $9.7 million are subject to limitations under IRC Section 382, separate return limitations, and applicable law.

At December 31, 2022, Vimeo has tax credit carryforwards of $14.6 million. Of this amount, $12.6 million relates to credits for research activities and $2.0 million relates to credits for foreign taxes. These credit carryforwards will expire between 2026 and 2042.
During 2022, Vimeo's valuation allowance increased by $15.5 million, primarily due to an increase in deferred tax assets related to capitalized research and development expenses and stock-based compensation. At December 31, 2022, Vimeo has a

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
valuation allowance of $67.5 million related to the portion of tax loss carryforwards and other items for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to loss before income taxes is shown as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Income tax benefit at the federal statutory rate of 21%	$(16,310)	$(10,907)	$(10,458)
State income taxes, net of effect of federal tax benefit	(1,559)	(2,086)	(963)
Global intangible low-taxed income	1,307	—	—
Return to provision	(765)	(2,249)	1
Change in valuation allowance	12,736	20,858	15,946
Stock-based compensation	8,838	(4,041)	(3,474)
Research credit	(2,631)	(2,163)	(1,439)
Transaction costs	18	698	640
Other, net	292	718	575
Income tax provision	$1,926	$828	$828
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$2,519	$1,921	$1,475
Additions based on tax positions related to prior years	74	—	538
Settlements	(821)	(329)	(645)
Additions based on tax positions related to the current year	751	927	553
Balance at end of period	$2,523	$2,519	$1,921

At December 31, 2022, 2021, and 2020, unrecognized tax benefits were $2.5 million, $2.5 million, and $1.9 million, respectively. A portion of unrecognized tax benefits as of December 31, 2022 relates to tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2022, 2021, and 2020 were subsequently recognized, there would be no impact to income tax expense due to the valuation allowance on deferred tax assets. Vimeo does not expect any settlements or changes to the existing unrecognized tax benefits by December 31, 2023.
Vimeo is routinely under audit by federal, state, local, and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing, amount, and allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its audit of IAC's federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company. The settlement of these tax years has been submitted to the Joint Committee of Taxation for approval. The statute of limitations for the years 2013 through 2019 have been extended to December 31, 2023. Various other jurisdictions are open to examination for tax years beginning with 2014. Income taxes payable, which is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet, include unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—BUSINESS COMBINATIONS
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
NOTE 6—GOODWILL AND INTANGIBLE ASSETS WITH DEFINITE LIVES
Goodwill and intangible assets with definite lives, net are as follows:

	December 31,
	2022	2021
	(In thousands)
Goodwill	$245,406	$242,586
Intangible assets with definite lives, net of accumulated amortization	5,468	11,008
Total goodwill and intangible assets with definite lives, net	$250,874	$253,594
The changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Balance at beginning of period	$242,586	$219,337
Additions (a)	2,820	23,249
Balance at end of period	$245,406	$242,586
____________________
(a)    Additions reflect measurement period adjustments related to Wibbitz and WIREWAX.

At December 31, 2022 and 2021, intangible assets with definite lives are as follows:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$29,730	$(25,630)	$4,100	3.7
Customer relationships	17,530	(16,162)	1,368	3.9
Trade names	3,000	(3,000)	—	1.7
Total	$50,260	$(44,792)	$5,468	3.6

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$26,500	$(22,026)	$4,474	3.5
Customer relationships	21,200	(14,666)	6,534	3.8
Trade names	3,000	(3,000)	—	1.7
Total	$50,700	$(39,692)	$11,008	3.5
At December 31, 2022, amortization of intangible assets with definite lives is estimated to be as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Years Ending December 31,	(In thousands)
2023	$2,839
2024	1,390
2025	1,239
Total(a)	$5,468
____________________
(a)    All intangible assets will be fully amortized by December 31, 2025, therefore there is no estimated amortization for the years 2026 and 2027.
NOTE 7—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$249,422	$—	$—	$249,422
Time deposits	—	847	—	847
Total	$249,422	$847	$—	$250,269

Liabilities:
Contingent consideration arrangements	$—	$—	$7,845	$7,845

	December 31, 2021
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$305,836	$—	$—	$305,836

Liabilities:
Contingent consideration arrangements	$—	$—	$12,200	$12,200
Money market funds and time deposits are included in "Cash and cash equivalents" in the accompanying consolidated balance sheet. Contingent consideration is included in “Accrued expenses and other current liabilities” and "Other long-term liabilities" in the accompanying consolidated balance sheet at December 31, 2022 and December 31, 2021, respectively.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
	(In thousands)
Balance at beginning of period	$12,200	$—
Fair value at date of acquisition	—	12,200
Total net losses (gains):
Included in operating loss	(1,116)	—
Measurement period adjustments	1,577	—
Settlements	(4,816)	—
Balance at end of period	$7,845	$12,200

Contingent Consideration Arrangements

At December 31, 2022, the Company had two outstanding contingent consideration arrangements related to the acquisitions of Wibbitz and WIREWAX. The maximum contingent payments related to these arrangements at the time of the acquisitions were $15.0 million for Wibbitz and $10.0 million for WIREWAX. The acquisition date fair values of the Wibbitz and WIREWAX contingent consideration arrangements were $5.6 million and $8.2 million, respectively, and were finalized when the Company recorded measurement period adjustments to increase the provisional amounts recorded by $1.6 million in the first quarter of 2022. These changes were recorded as an increase to "Goodwill" in the accompanying consolidated balance sheet. The allocation of the purchase price for these acquisitions was finalized in the second quarter of 2022.

The acquisition date fair value of each of the contingent consideration arrangements was determined by using probability weighted analyses to estimate the contingent payments, adjusted to fair value by applying a discount rate. The Company remeasures the fair value of each contingent consideration arrangement each reporting period using the same methodology and any adjustments are recognized in "General and administrative expense" in the consolidated statement of operations.

The contingent consideration arrangement for Wibbitz is primarily dependent upon the amount of annual recurring revenue ("ARR") from Wibbitz subscribers as of December 31, 2022 who have agreed to migrate to the Vimeo platform by June 30, 2023. During the year ended December 31, 2022, the fair value of the contingent consideration liability was reduced by $2.6 million to $3.0 million due primarily to a decrease in the ARR of Wibbitz subscribers at December 31, 2022, relative to the amounts forecasted as of the acquisition date.

The contingent consideration arrangement for WIREWAX is based upon achievement of an integration milestone and attainment of certain ARR thresholds within two years of the acquisition. The integration milestone was met, resulting in a payment of $4.8 million in July 2022, which is consistent with the acquisition date fair value. Additionally, during the year ended December 31, 2022, the fair value of the contingent consideration liability based on the attainment of certain ARR thresholds was increased by $1.5 million to $4.9 million due primarily to an increase in the likelihood of attaining certain ARR thresholds earlier than previously estimated.
NOTE 8—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At December 31, 2022, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain a minimum liquidity of not less than $50.0 million until December 31, 2022 and, thereafter, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.0. At December 31, 2022, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
NOTE 9—SHAREHOLDERS' EQUITY
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
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the year ended December 31, 2022.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at beginning of period	$(86)	$(87)	$(232)
Other comprehensive (loss) income	(745)	1	145
Balance at end of period	$(831)	$(86)	$(87)
At December 31, 2022, 2021, and 2020, there was no tax benefit or provision on accumulated other comprehensive loss.
NOTE 11—STOCK-BASED COMPENSATION
Description of equity plan
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
The 2021 Plan authorizes the Company to deliver equity awards to its employees, officers, directors and consultants covering an aggregate of up to 10.0 million shares of the Company's common stock (in addition to previously-awarded shares). At December 31, 2022, there are 9.7 million shares available for delivery under the 2021 Plan.

Equity awards provided for in the 2021 Plan include SARs, stock options, RSUs, and other stock-based awards related to shares of Vimeo common stock. The exercise price of stock options and SARs cannot be less than the market value of Vimeo common stock on the grant date. In connection with the settlement of stock-based awards, shares of Vimeo common stock may be issued either from authorized but unissued shares or from treasury stock. SARs issued to date generally vest in equal annual installments over a three or four‑year period. RSUs issued to date generally cliff vest either one year or three years from the grant date or in equal annual installments over a three-year period.
Stock-based compensation expense
Vimeo recorded stock-based compensation expense of $64.3 million, $44.9 million, and $11.7 million for the years ended December 31, 2022, 2021, and 2020 respectively. No income tax benefit was recognized in the accompanying consolidated statement of operations for the years ended December 31, 2022, 2021, and 2020 related to equity awards because Vimeo has recorded a full valuation allowance against the related deferred tax asset.
At December 31, 2022, there was $98.0 million of unrecognized compensation cost, net of estimated forfeitures, related to equity awards of SARs and RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. Additionally, there was $72.4 million of unrecognized compensation cost related to the Vimeo Restricted Shares, which is expected to be recognized over the remaining vesting period of 7.9 years. For more information on the impact of the Spin-off and the Vimeo Merger on equity awards refer to "Note 1—Organization and Basis of Presentation."
Stock appreciation rights and stock options
The weighted average grant date fair value for SARs granted during the year ended December 31, 2020 was $2.16. The weighted average assumptions used to value SARs at their grant date for the year ended December 31, 2020 included expected volatility of 38.0%, risk-free interest rate of 1.0%, expected term of 3.3 years, and dividend yield of 0%.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total intrinsic value of SARs and stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $1.4 million, $49.4 million, and $23.9 million, respectively. Total cash received from the exercise of stock options for the years ended December 31, 2022 and 2021 was less than $0.1 million and $3.4 million, respectively. There were no stock options exercised in the year ended December 31, 2020. No cash is received from the exercise of SARs, as by their nature they are settled net of the exercise price with the award holder entitled to receive value equal to any appreciation in the award.
SAR and stock option activity for the year ended December 31, 2022 is as follows:

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)

Outstanding at December 31, 2021	17,487	$5.91
Exercised	(325)	5.82
Forfeited or Expired	(1,935)	6.69
Outstanding at December 31, 2022(a)	15,227	5.82	4.9	$726
Exercisable at December 31, 2022(a)	14,184	$5.59	4.8	$726
_____________________
(a)    Includes 4.8 million outstanding and exercisable stock options at December 31, 2022 which relate solely to the conversion of vested IAC stock options into Vimeo stock options in connection with the Spin-off as more fully described in "Note 1—Organization and Basis of Presentation.
As of December 31, 2022, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of Vimeo SARs and stock options that either had vested or are expected to vest approximate the corresponding amounts for Vimeo SARs and stock options outstanding.
Restricted stock units
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2022, 2021, and 2020 was $8.17, $30.89, and $17.33, respectively.
The grant date fair value for RSUs subject to market-based conditions granted during the year ended December 31, 2022 was $7.25 and was determined by using a Monte Carlo simulation of Vimeo's stock price over the performance period. The assumptions used to value RSUs subject to market-based conditions at their grant date for the year ended December 31, 2022 included expected volatility of 47.0%, risk-free interest rate of 2.5%, and dividend yield of 0%.
The intrinsic value of RSUs that vested during the years ended December 31, 2022 and 2021 was $3.1 million and less than $0.1 million, respectively. There were no RSUs that vested during the year ended December 31, 2020.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
RSU activity for the year ended December 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2021	3,344	$30.49
Granted(a)	13,889	8.17
Released	(448)	26.85
Forfeited	(851)	18.07
Unvested at December 31, 2022(a)	15,934	$11.80
_____________________
(a)    Includes 1.0 million RSUs subject to market-based conditions.
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
Modifications

In connection with the Spin-off and Vimeo Merger, the Company modified certain equity awards resulting in a modification charge of $14.0 million, which is recognized, net of forfeitures, over the remaining requisite service period of the modified awards. As a result, the Company recognized incremental stock-based compensation expense of $1.2 million and $9.5 million in the years ended December 31, 2022 and 2021, respectively.

In connection with the departure of certain executives during 2022, the Company modified specific equity awards to allow for accelerated vesting and longer post-termination exercise periods in the case of SARs. As a result, the Company recognized a net benefit to stock-based compensation expense of $4.4 million which was primarily a result of lower stock prices on the applicable modification dates as compared to the original grant date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—LOSS PER SHARE
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
The computation of basic and diluted loss per share attributable to common shareholders is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Numerator:
Net loss	$(79,591)	$(52,767)	$(50,628)

Denominator: (a) (b) (c)
Denominator for earnings per share—weighted average shares	161,478	159,884	159,381

Loss per share attributable to common stock shareholders:
Loss per share	$(0.49)	$(0.33)	$(0.32)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at December 31, 2022 and 2021 in the accompanying consolidated balance sheet, but were excluded from the computation of weighted average shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of the conditions described in "Note 11—Stock-Based Compensation."
(b)    For the years ended December 31, 2022 and 2021, approximately 36.0 million and 25.7 million, respectively, potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.
(c)    Weighted average basic and dilutive shares outstanding for the years ended December 31, 2020 reflects Vimeo's outstanding shares immediately after the completion of the Spin-off as described in "Note 1—Organization and Basis of Presentation."

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—LEASES
ROU assets and lease liabilities on the accompanying consolidated balance sheet are as follows:

		December 31,
Leases	Balance Sheet Classification	2022	2021
		(In thousands)
Right-of-use assets	Other non-current assets	$18,751	$13,534

Current lease liabilities	Accrued expenses and other current liabilities	$2,979	$7,299
Long-term lease liabilities	Other long-term liabilities	16,335	6,709
Total lease liabilities		$19,314	$14,008
Components of lease expense are as follows:

	Years Ended December 31,
Lease Expense	2022	2021	2020
	(In thousands)
Fixed (a)	$5,971	$3,884	$957
Short-term	2,273	553	273
Variable	226	119	143
Sublease income	—	—	(61)
Total lease expense, net	$8,470	$4,556	$1,312

	Years Ended December 31,
Lease Expense Income Statement Classification	2022	2021	2020
	(In thousands)
Cost of revenue	$806	$304	$31
Research and development expense	2,613	1,984	446
Sales and marketing expense	1,622	1,163	187
General and administrative expense	3,429	1,105	648
Total lease expense, net	$8,470	$4,556	$1,312

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2022 are as follows:

Years Ended December 31,	(In thousands)
2023	$4,379
2024	4,507
2025	4,672
2026	4,378
2027	4,376
Thereafter	1,318
Total(b)	23,630
Less: imputed interest	(4,316)
Total lease liabilities	$19,314
_____________________
(b)    As of December 31, 2022, the Company had no legally binding minimum lease payments for leases signed but not yet commenced.
The weighted average assumptions used for lease term and discount rate are as follows:

	December 31,
	2022	2021	2020
Remaining lease term	5.1 years	2.6 years	2.7 years
Discount rate	8.1%	3.1%	3.0%
Other information related to leases is as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Right-of-use assets obtained in exchange for lease liabilities	$14,793	$15,654	$1,322
Cash paid for amounts included in the measurement of lease liabilities	$5,724	$3,543	$3,601

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
Vimeo has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under non-cancelable unconditional purchase obligations as of December 31, 2022, principally consist of payments for various cloud computing contracts and are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$54,700	$39,212	$—	$—	$93,912

Contingencies
In the ordinary course of business, Vimeo is, and from time to time may become, a party to various legal proceedings. Vimeo establishes reserves for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss is reasonably estimable. Management has also identified certain other legal matters where it believes an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against Vimeo, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the liquidity, results of operations or financial condition of Vimeo, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Vimeo also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations or financial condition of Vimeo. See "Note 4—Income Taxes" for additional information related to income tax contingencies.
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

On October 18, 2022, the Civil Court of Rome issued a decision in the fourth case, Medusa Film v. Vimeo, Inc. (No. 74775/2017,) finding liability, but rejecting RTI’s damage calculation and reserving judgment as to the amount of damages. On November 30, 2022, RTI served a notice of appeal challenging the court's decision on damages.

Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.

Sony/Universal/Warner Copyright Litigation

In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs’ copyrights by hosting and streaming user-uploaded videos that contain plaintiffs’ copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. The parties have exchanged briefs, and the next hearing is scheduled for December 18, 2023. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.

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

On May 29, 2022, the parties entered into a settlement agreement that, subject to court approval, will result in certain payments to class members in exchange for releases to Vimeo. On June 6, 2022, the case was, pursuant to the parties’
stipulation, remanded from federal court back to the Circuit Court of Cook County, Illinois. On July 22, 2022, plaintiffs’
counsel filed a motion for preliminary approval of the settlement agreement, and the court issued an order granting preliminary approval of the settlement on January 20, 2023.

Vimeo denies liability in connection with this lawsuit.
NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Spin-off
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. These agreements were entered into as of May 24, 2021 and are filed as exhibits to the Annual Report on Form 10-K of which these financial statements form a part, and the summaries of these documents that follow are qualified in their entirety by reference to the full text of those documents. The total related charges for the years ended December 31, 2022, 2021, and 2020 were $3.6 million, $12.8 million, and $10.3 million, respectively. At December 31, 2022, there was no amount due to IAC. At December 31, 2021, Vimeo had a current payable due to IAC of $6.4 million, which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in January 2022. Certain of the services subject to these agreements have continued into 2023.

In November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street
Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At December 31, 2022 Vimeo had a current lease liability of $2.0 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $13.0 million included in "Other long-term liabilities" related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the space that it occupied in IAC's headquarters building at 555 West 18th Street in New York City. Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for this space, which Vimeo subsequently exited on June 30, 2022. The total rent expense for these two locations for the years ended December 31, 2022, 2021, and 2020 were $4.6 million, $4.4 million, and $3.8 million, respectively.

For the years ended December 31, 2021 and 2020, Vimeo’s consolidated statement of operations also includes $1.0 million and $6.1 million of costs allocated by IAC, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue and are reflected in the accompanying consolidated balance sheet within "Additional paid-in-capital." It is not practicable to determine the actual expenses that would have been incurred for these

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

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

As of January 1, 2022, Vimeo no longer participates in IAC employee benefit plans, but has established its own employee benefit plans that are substantially similar to the plans sponsored by IAC prior to the Spin-off.
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

Debt—Related Party
In January 2021, Vimeo OpCo repaid its outstanding related party debt to IAC in the amount of $99.5 million, which included accrued interest of $4.9 million, using a portion of the proceeds from the January 2021 primary equity raise described in "Note 9—Shareholders' Equity." Each promissory note bore interest at 10% per annum.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16—BENEFIT PLANS
Beginning January 1, 2022, Vimeo employees in the United States may elect to participate in the Vimeo Retirement Savings Plan (the “Vimeo Plan”), which is a retirement savings program in the United States that qualifies under Section 401(k) of the Internal Revenue Code. The employer match under the Vimeo Plan is 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Vimeo Plan. Under the Vimeo Plan, the Company’s common stock is not an available investment option. Vimeo incurred costs related to matching contributions to the Vimeo Plan of $6.7 million for the year ended December 31, 2022.
Prior to January 1, 2022, Vimeo employees in the United States may have elected to participate in the IAC/InterActiveCorp Retirement Savings Plan ("the IAC Plan"), which is a retirement savings program in the United States that qualifies under Section 401(k) of the Internal Revenue Code. The employer match under the IAC Plan was the same as the Vimeo Plan. Vimeo incurred costs related to matching contributions to the IAC Plan of $5.1 million and $3.5 million for the years ended December 31, 2021, and 2020, respectively. On January 1, 2022, all investments in the IAC Plan were transferred to the Vimeo Plan.
Vimeo also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. Vimeo incurred costs related to contributions to these plans of $2.3 million, $1.5 million, and $0.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
NOTE 17—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	December 31, 2022	December 31, 2021	December 31, 2020	December 31, 2019
	(In thousands)
Cash and cash equivalents	$274,497	$321,900	$110,011	$1,939
Restricted cash included in other current assets	337	445	26	24
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$274,834	$322,345	$110,037	$1,963

Restricted cash at December 31, 2022 and 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at December 31, 2020 and 2019 primarily consisted of a deposit related to corporate credit cards.
Prepaid Expenses and Other Current Assets

	December 31,
	2022	2021
	(In thousands)
Prepaid expenses	$12,503	$11,377
Other current assets	5,892	7,434
Prepaid expenses and other current assets	$18,395	$18,811

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued Expenses and Other Current Liabilities

	December 31,
	2022	2021
	(In thousands)
Accrued employee compensation and benefits	$21,924	$23,082
Due to IAC	—	6,426
Other accrued expenses and current liabilities(a)	35,227	37,877
Accrued expenses and other current liabilities	$57,151	$67,385
____________________
(a)    As of December 31, 2022 and 2021, includes $2.0 million and $6.1 million, respectively, related to the operating lease agreements as described in "Note 15—Related Party Transactions."
Other Income, net
The components of "Other income, net" are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Foreign exchange gains (losses), net	$1,893	$(2)	$(710)
Interest income	3,866	83	12
Gain on sale of an asset	—	10,151	288
Other, net	5	9	503
Other income, net	$5,764	$10,241	$93

Gain on sale of an asset in 2021 related to a net gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.
Other, net for the year ended December 31, 2020, includes a gain of $0.5 million related to funds released from escrow related to the acquisition of Magisto.
Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Cash received (paid) during the year for:
Interest payments	$(203)	$(5,064)	$(10,653)
Income tax payments	(1,336)	(801)	(957)
Income tax refunds	123	62	70

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—RESTRUCTURING
During the year ended December 31, 2022, the Company initiated and completed a restructuring plan that resulted in a reduction of its workforce of approximately 6% of its employees. One-time termination benefits include severance, continuation of health insurance coverage, and other benefits for a specified period of time, which resulted in $4.2 million of restructuring costs for the year ended December 31, 2022. These costs have been recognized in the accompanying consolidated statement of operations (depending upon the impacted employee's job function) as follows:

Year Ended December 31,
2022
(In thousands)
Restructuring costs:
Research and development expense	$2,282
Sales and marketing expense	1,133
General and administrative expense	768
Total	$4,183
At December 31, 2022, a payable of $0.3 million related to restructuring costs was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.
NOTE 19—SUBSEQUENT EVENT
In January 2023, the Company completed an evaluation to a sufficient level of detail to commit to a restructuring plan that resulted in a reduction to its workforce of approximately 11% of its employees. All impacted employees were notified in January and the Company expects to provide severance payments, continuation of health coverage, and other benefits for a specified period of time to the affected employees. As a result, the Company currently estimates that it will incur restructuring costs of approximately $4.0 million to $5.0 million in the first quarter of 2023.

Schedule II
VIMEO, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2022
Allowance for credit losses	$1,324	$7,606	(a)	$—		$(3,747)	(b)	$5,183
Deferred tax valuation allowance	52,023	12,736	(c)	2,785	(d)	—		67,544

2021
Allowance for credit losses	$476	$1,428	(a)	$—		$(580)	(b)	$1,324
Deferred tax valuation allowance	51,689	20,858	(e)	(20,524)	(f)	—		52,023

2020
Allowance for credit losses	$273	$1,834	(a)	$—		$(1,631)	(b)	$476
Deferred tax valuation allowance	35,745	15,946	(e)	(2)	(g)	—		51,689
Other reserves	3							—
_____________________
(a)    Additions to the allowance for credit losses are charged to expense.
(b)    Write-off of reserved accounts receivable, net of recoveries.
(c)    Amount is due primarily to deferred tax assets for capitalized research and development expenses, partially offset by federal and state NOL utilization.
(d)    Amount is due primarily to the change in attributes resulting from the final Spin-off allocation.
(e)    Amount is due primarily to federal and state NOLs and other carryforwards.
(f)     Amount is due primarily to the decrease in attributes resulting from the Spin-off allocation, partially offset by the acquisition of foreign NOLs.
(g)     Amount is due to currency translation adjustments on foreign NOLs.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company monitors and evaluates on an ongoing basis its disclosure controls and procedures and internal control over financial reporting in order to improve their overall effectiveness. In the course of these evaluations, the Company modifies and refines its internal processes as conditions warrant.
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Vimeo's management, including its principal executive and principal financial officers, or persons performing similar functions, evaluated the effectiveness of the Company's disclosure controls and procedures as defined by Rule 13a-15(e) under the Exchange Act. Based on this evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.
Management’s Annual Report on Internal Control Over Financial Reporting
Vimeo management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Vimeo’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, Vimeo management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Changes in Internal Control over Financial Reporting
There was no change in Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Vimeo's internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, Vimeo's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Vimeo, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vimeo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule, and our report dated February 27, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
February 27, 2023

Item 9B. Other Information

As previously disclosed on December 20, 2023, Mark Kornfilt notified Vimeo of his intention to resign as President of the Company effective as of March 31, 2023, to pursue other non-competitive opportunities. In connection with the foregoing, on February 24, 2023, Vimeo and Mr. Kornfilt entered into a Memorandum of Understanding (the “MOU”). The MOU provides that (i) Vimeo and Mr. Kornfilt will separately enter into an agreement whereby the Company will retain Mr. Kornfilt as an advisor to its Board of Directors, as further detailed below, (ii) the Company will accelerate the vesting of Mr. Kornfilt's March 2021 award of 344,216 restricted stock units, which ordinarily would have vested in full on March 3, 2024, and (ii) the Company will provide Mr. Kornfilt with eighteen months after his separation date to exercise his vested stock appreciation rights or stock options, as provided for in Mr. Kornfilt’s offer letter dated May 4, 2022. In addition, the MOU includes other customary terms and covenants in favor of the Company.

Additionally, on February 24, 2023, Vimeo and Mr. Kornfilt entered into a Board Advisor Agreement, pursuant to which Mr. Kornfilt will serve as a non-employee strategic advisor to Vimeo's Board of Directors for a period beginning on April 4, 2023 and ending on March 31, 2024. As part of this agreement, Mr. Kornfilt is expected to attend, in a non-voting advisory capacity, meetings of the Board of Directors. In connection with Mr. Kornfilt's services, Vimeo will pay Mr. Kornfilt a cash retainer of $50,000.

The foregoing summaries of the MOU and the Board Advisor Agreement do not purport to be complete and are qualified in their entirety by reference to the MOU and the Board Advisor Agreement, copies of which are filed as exhibits to this Annual Report on Form 10-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to our definitive Proxy Statement to be used in connection with our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our 2023 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Vimeo
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2022 and 2021.
Consolidated Statement of Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2022, 2021 and 2020.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020.
Notes to Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedule of Vimeo

Schedule Number
II	Valuation and Qualifying Accounts.

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

Exhibit No.	Description of Document	Location
2.1*	Separation Agreement, by and between IAC/InterActiveCorp and Vimeo, Inc., dated May 24, 2021	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 by and among Vimeo, Inc., Stream Merger Sub, Inc. and Vimeo.com, Inc.	Annex G of the Registrant's Joint Registration Statement on Form S-4 with IAC, filed on March 12, 2021
3.1	Amended and Restated Certificate of Incorporation of Vimeo, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
3.2	Amended and Restated By-laws of Vimeo, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
4.1	Description of Securities	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.1*	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021

Exhibit No.	Description of Document	Location
10.2*	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.3*	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.4#	Vimeo, Inc. 2021 Stock and Annual Incentive Plan	Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.5#	Vimeo, Inc. Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.6#	Restricted Stock Agreement, dated as of June 7, 2021, by and between Vimeo, Inc. and Joseph M. Levin	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 8, 2021
10.7#	Offer Letter between Anjali Sud and Vimeo.com, Inc., dated as of May 4, 2022	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.8#	Offer Letter between Gillian Munson and Vimeo.com, Inc., dated as of April 2, 2022	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.9#*	Offer Letter between Mark Kornfilt and Vimeo.com, Inc., dated as of May 4, 2022	Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.10#	Transition Agreement by and between Narayan Menon and Vimeo, Inc., dated as of February 4, 2022	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.11#	Memorandum of Understanding by and between Mark Kornfilt and Vimeo, Inc., dated as of February 24, 2023	Filed herewith.
10.12#	Board Advisor Agreement by and between Mark Kornfilt and Vimeo, Inc., dated as of February 24, 2023	Filed herewith.
21.1	List of Subsidiaries of Vimeo, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Description of Document	Location
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Portions of this exhibit have been omitted because such information is both: (i) not material to the Registrant and (ii) would be competitively harmful if publicly disclosed.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2023	VIMEO, INC.

	By:	/s/ Gillian Munson
		Name:	Gillian Munson
		Title:	Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gillian Munson and Jessica Tracy, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on February 27, 2023:

Signature	Title

/s/ Anjali Sud	Chief Executive Officer
Anjali Sud	(Principal Executive Officer)

/s/ Gillian Munson	Chief Financial Officer
Gillian Munson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Levin	Chairman of the Board of Directors
Joseph Levin

/s/ Adam Gross	Director
Adam Gross

/s/ Alesia J. Haas	Director
Alesia J. Haas

/s/ Kendall Handler	Director
Kendall Handler

/s/ Jay Herratti	Director
Jay Herratti

/s/ Ida Kane	Director
Ida Kane

Signature	Title

/s/ Mo Koyfman	Director
Mo Koyfman

/s/ Shelton "Spike" Lee	Director
Shelton "Spike" Lee

/s/ Nabil Mallick	Director
Nabil Mallick

/s/ Glenn H. Schiffman	Director
Glenn H. Schiffman