Form 10-Q
period 2023-03-31
Vimeo, Inc.
filed 2023-05-04
CIK 1837686

As filed with the Securities and Exchange Commission on May 4, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	156,386,848
Class B common stock	9,399,250
Total	165,786,098

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$268,366	$274,497
Accounts receivable, net	28,149	31,434
Prepaid expenses and other current assets	16,163	18,395
Total current assets	312,678	324,326

Leasehold improvements and equipment, net	1,118	1,355
Goodwill	245,406	245,406
Intangible assets with definite lives, net	4,234	5,468
Other non-current assets	25,909	28,876
TOTAL ASSETS	$589,345	$605,431

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$5,214	$8,415
Deferred revenue	168,187	167,388
Accrued expenses and other current liabilities	49,782	57,151
Total current liabilities	223,183	232,954

Other long-term liabilities	15,869	18,619

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 156,054 and 157,187 shares issued and outstanding, respectively	1,561	1,572
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	765,662	768,390
Accumulated deficit	(416,065)	(415,367)
Accumulated other comprehensive loss	(959)	(831)
Total shareholders' equity	350,293	353,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$589,345	$605,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Revenue	$103,582	$108,354
Cost of revenue (exclusive of depreciation shown separately below)	23,672	26,756
Gross profit	79,910	81,598
Operating expenses:
Research and development expense	31,260	34,418
Sales and marketing expense	39,987	43,156
General and administrative expense	9,306	28,612
Depreciation	928	376
Amortization of intangibles	1,234	1,291
Total operating expenses	82,715	107,853
Operating loss	(2,805)	(26,255)
Interest expense	(121)	(121)
Other income, net	2,644	341
Loss before income taxes	(282)	(26,035)
Income tax provision	(416)	(523)
Net loss	$(698)	$(26,558)

Basic and diluted per share information:
Basic and diluted loss per share	$—	$(0.16)

Stock-based compensation expense by function:
Cost of revenue	$141	$164
Research and development expense	4,918	4,699
Sales and marketing expense	2,487	932
General and administrative expense	(8,655)	8,398
Total stock-based compensation expense	$(1,109)	$14,193

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss	$(698)	$(26,558)
Other comprehensive loss:
Change in foreign currency translation adjustment	(128)	(146)
Total other comprehensive loss	(128)	(146)
Comprehensive loss	$(826)	$(26,704)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2022	$1,572	157,187	$94	9,399	$768,390	$(415,367)	$(831)	$353,858
Net loss	—	—	—	—	—	(698)	—	(698)
Other comprehensive loss	—	—	—	—	—	—	(128)	(128)
Stock-based compensation expense	—	—	—	—	(1,109)	—	—	(1,109)
Amounts related to settlement of equity awards	5	491	—	—	(1,635)	—	—	(1,630)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at March 31, 2023	$1,561	156,054	$94	9,399	$765,662	$(416,065)	$(959)	$350,293

	Three Months Ended March 31, 2022
	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2021	$1,567	$156,708	$94	$9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(26,558)	—	(26,558)
Other comprehensive loss	—	—	—	—	—	—	(146)	(146)
Stock-based compensation expense	—	—	—	—	14,193	—	—	14,193
Amounts related to settlement of equity awards	2	166	—	—	(38)	—	—	(36)
Balance at March 31, 2022	$1,569	156,874	$94	9,399	$718,951	$(362,334)	$(232)	$358,048

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net loss	$(698)	$(26,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	(1,109)	14,193
Amortization of intangibles	1,234	1,291
Depreciation	928	376
Provision for credit losses	(119)	3,123
Gain on the sale of an asset	37	—
Non-cash lease expense	1,126	1,880
Other adjustments, net	(27)	16
Changes in assets and liabilities:
Accounts receivable	2,198	(8,686)
Prepaid expenses and other assets	1,610	338
Accounts payable and other liabilities	(8,440)	(11,616)
Deferred revenue	2,017	(1,110)
Net cash used in operating activities	(1,243)	(26,753)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	21
Capital expenditures	(86)	(515)
Proceeds from the sale of an asset	639	1,611
Net cash provided by investing activities	553	1,117
Cash flows from financing activities:
Withholding taxes paid related to equity awards	(1,709)	(5,137)
Proceeds from exercise of stock options	79	18
Contingent consideration payment	(3,297)	—
Other	(265)	—
Net cash used in financing activities	(5,192)	(5,119)
Total cash used	(5,882)	(30,755)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(257)	(125)
Net decrease in cash and cash equivalents and restricted cash	(6,139)	(30,880)
Cash and cash equivalents and restricted cash at beginning of period	274,834	322,345
Cash and cash equivalents and restricted cash at end of period	$268,695	$291,465

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
Spin-off
On May 25, 2021, Vimeo completed its separation from IAC/InterActiveCorp ("IAC") through a series of transactions (which we refer to as the “Spin-off”) that resulted in the pre-transaction stockholders of IAC directly owning shares in both IAC and Vimeo, and in Vimeo becoming a separately traded public company. For more information regarding the Spin-off, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
All intercompany transactions and balances between and among Vimeo and its subsidiaries have been eliminated. All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of equity awards are reflected in the accompanying consolidated statement of cash flows as financing activities.
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
Disaggregated revenue is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$71,602	$76,091
Vimeo Enterprise	11,572	9,101
Other	20,408	23,162
Total	$103,582	$108,354

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Revenue:
United States	$54,715	$53,831
All other countries	48,867	54,523
Total	$103,582	$108,354

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

	March 31, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$168,187	$167,388
Other long-term liabilities	1,299	1,286
During the three months ended March 31, 2023, Vimeo recognized $77.1 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the three months ended March 31, 2022, Vimeo recognized $84.7 million of revenue that was included in the deferred revenue balance at December 31, 2021.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Prepaid expenses and other current assets	$4,506	$4,168
Other non-current assets	7,949	7,988
NOTE 3—INCOME TAXES
At the end of each interim period, Vimeo estimates the annual expected effective income tax rate and applies that rate to its ordinary year-to-date earnings or loss with discrete items recorded in the period. The estimates used to compute the provision or benefit for income taxes may change as new events occur, additional information is obtained, or Vimeo's tax environment changes.
For the three months ended March 31, 2023 and 2022, Vimeo recorded an income tax provision of $0.4 million and $0.5 million, respectively. Vimeo's largest deferred tax assets are tax attribute carryforwards as well as capitalized research and development expenses. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

At March 31, 2023 and December 31, 2022, unrecognized tax benefits were $2.7 million and $2.5 million, respectively. If unrecognized tax benefits at March 31, 2023 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by March 31, 2024. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	March 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$244,555	$—	$—	$244,555
Time deposits	—	850	—	850
Total	$244,555	$850	$—	$245,405

Liabilities:
Contingent consideration arrangements	$—	$—	$2,977	$2,977

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$249,422	$—	$—	$249,422
Time deposits	—	847	—	847
Total	$249,422	$847	$—	$250,269

Liabilities:
Contingent consideration arrangements	$—	$—	$7,845	$7,845

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In thousands)
Balance at beginning of period	$7,845	$12,200
Total net losses:
Included in operating loss	104	—
Measurement period adjustments	—	1,577
Settlements	(4,972)	—
Balance at end of period	$2,977	$13,777

Contingent Consideration Arrangements

The contingent consideration arrangement for WIREWAX Ltd., the acquisition of which the Company completed on December 6, 2021, was based upon achievement of an integration milestone and attainment of certain annual recurring revenue ("ARR") thresholds within two years of the acquisition. The integration milestone was met in July 2022, resulting in a payment of $4.8 million, which is consistent with the fair value estimated as of the acquisition date. Additionally, during the three months ended March 31, 2023, WIREWAX achieved the ARR threshold that resulted in a payment of $5.0 million to its former shareholders and a $0.1 million loss was recorded in the three months ended March 31, 2023, which was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is presented within "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively.

At March 31, 2023, the Company had an outstanding contingent consideration arrangement related to Wibbitz Ltd., the acquisition of which the Company completed on November 10, 2021. The maximum contingent payments related to this arrangement at the time of the acquisition was $15.0 million. The Company remeasures the fair value of the contingent consideration arrangement each reporting period with any adjustments are recognized in "General and administrative expense" in the accompanying consolidated statement of operations.

The contingent consideration arrangement for Wibbitz is primarily dependent upon the amount of ARR from Wibbitz subscribers as of December 31, 2022 who are expected to migrate to the Vimeo platform by June 30, 2023. There was no change to the estimated fair value of this contingent consideration liability during the three months ended March 31, 2023.

NOTE 5—REVOLVING CREDIT FACILITY
On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility (the "Credit Facility"), which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At March 31, 2023, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2023, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the three months ended March 31, 2023.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$(831)	$(86)
Other comprehensive loss	(128)	(146)
Balance at end of period	$(959)	$(232)
At both March 31, 2023 and 2022, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—STOCK-BASED COMPENSATION
Vimeo Restricted Shares
On March 20, 2023, Joseph Levin, Chairman and member of the Vimeo Board of Directors (the “Board”) and IAC's Chief Executive Officer, submitted his resignation as Chairman and member of the Board, effective immediately. Mr. Levin’s resignation was not the result of any dispute or disagreement with the Company or the Board. Mr. Levin now serves as Special Advisor to the Board.
In connection with Mr. Levin's resignation, the Company entered into an amended and restated Restricted Stock Agreement, dated as of March 20, 2023 (the “Amended RSA”) to the Restricted Stock Agreement, dated as of June 7, 2021, by and between the Company and Mr. Levin (the “RSA”). Pursuant to the Amended RSA, the RSA will continue in connection with Mr. Levin’s service as Special Advisor to the Board. In consideration of Mr. Levin’s reduced services as Special Advisor in comparison to his services previously provided as Chairman and Board member, the Amended RSA reduces the total number of shares of Vimeo common stock underlying the RSA by one-third, to a total of 3,247,000 shares ("Vimeo Restricted Shares"), that cliff vest on November 5, 2030 based on satisfaction of certain Vimeo stock price targets and Mr. Levin’s continuous service as a Special Advisor through the vesting date.
Mr. Levin may elect to accelerate vesting of the Vimeo Restricted Shares, effective on November 5, 2026 and each year thereafter through November 5, 2029, in which case performance will be measured through such date, and Mr. Levin will receive a pro-rated portion of the award and any remaining shares will be forfeited. The applicable stock price goals are proportionately lower on the earlier vesting dates.
The above summary of the Amended RSA is not complete and is qualified in its entirety by reference to the full text of the Amended RSA, which is attached to this Form 10-Q as Exhibit 10.2.
The Company accounted for these changes as a modification of the Vimeo Restricted Shares because the service condition of the RSA was not met due to Mr. Levin's resignation as Chairman of the Board, but the RSA will continue in connection with Mr. Levin's reduced services as Special Advisor. Accordingly, in the three months ended March 31, 2023, the Company reversed $14.8 million of stock-based compensation expense which represents the cumulative amount of such stock-based compensation expense recognized in "General and administrative expense" in the accompanying consolidated statement of operations since entering into the RSA with Mr. Levin. The fair value of the Vimeo Restricted Shares underlying the Amended RSA on the modification date was $2.3 million and is expected to be recognized over the remaining requisite service period through November 5, 2030, subject to Mr. Levin’s continued service as Special Advisor. The fair value of the Vimeo Restricted Shares was determined using a lattice model that incorporated a Monte Carlo simulation of Vimeo's stock price as this award contains a market condition.
CEO Market-Based Award
On March 21, 2023, the Company and Anjali Sud, Vimeo's CEO, entered into an Amended and Restated Restricted Stock Unit Award Agreement (the “Amended RSU Agreement”), which amended and restated the existing Restricted Stock Unit Award Agreement between the Company and Ms. Sud dated March 25, 2022 (the “Original Award Agreement”) to revise the vesting schedule and stock performance targets of the Original Award Agreement. The Company accounted for these changes as a modification, which resulted in incremental stock-based compensation expense of $2.2 million and is expected to be recognized in "General and administrative expense" in the accompanying consolidated statement of operations over the requisite service period of each of tranche of the award through March 25, 2024 or March 25, 2025, subject to Ms. Sud's continued service as Vimeo CEO.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—LOSS PER SHARE
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
The computation of basic and diluted loss per share attributable to common shareholders is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except per share data)
Numerator:
Net loss	$(698)	$(26,558)
Denominator: (a) (b)
Denominator for loss per share—weighted average shares	161,833	161,312

Loss per share attributable to common stock shareholders:
Loss per share	$—	$(0.16)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at March 31, 2023 and December 31, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.
(b)    For the three months ended March 31, 2023 and March 31, 2022, approximately 34.3 million and 27.2 million, respectively, potentially dilutive equity awards were excluded from the computation of diluted EPS because the impact would have been anti-dilutive.

NOTE 10—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$268,366	$274,497	$291,100	$321,900
Restricted cash included in Prepaid expenses and other current assets	329	337	365	445
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$268,695	$274,834	$291,465	$322,345
Restricted cash primarily consisted of deposits related to a lease and corporate credit cards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Credit Losses
The changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
	(In thousands)
Balance at beginning of period	$5,183	$1,324
Provision for credit losses	(119)	3,123
Write-offs charged against the allowance	(1,858)	(378)
Recoveries collected	321	146
Currency translation adjustment	(17)	—
Balance at end of period	$3,510	$4,215
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	March 31, 2023	December 31, 2022
	(In thousands)
ROU assets included in Other non-current assets	$11,213	$10,087
Leasehold improvements and equipment	$1,067	$784
Intangible assets with definite lives	$46,026	$44,792

Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Foreign exchange (losses) gains, net	$(5)	$300
Interest income	2,686	41
Loss on sale of an asset	(37)	—
Other income, net	$2,644	$341

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at March 31, 2023 and December 31, 2022 relate to "Leasehold improvements and equipment, net."

	March 31, 2023	December 31, 2022
	(In thousands)
Leasehold improvements and equipment, net:
United States	$579	$537
All other countries	539	818
Total	$1,118	$1,355

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—CONTINGENCIES
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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

On April 7, 2023 the Civil Court of Rome published a decision finding in favor of Vimeo and dismissing the third case (No. 59780/2017) in its entirety.

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

On May 29, 2022, the parties entered into a settlement agreement that, subject to court approval, will result in certain payments to class members in exchange for releases to Vimeo. On June 6, 2022, the case was, pursuant to the parties’ stipulation, remanded from federal court back to the Circuit Court of Cook County, Illinois. On July 22, 2022, plaintiffs’ counsel filed a motion for preliminary approval of the settlement agreement, and the court issued an order granting preliminary approval of the $2.3 million settlement on January 20, 2023.

Vimeo denies liability in connection with this lawsuit.
NOTE 12—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. The total related charges for the three months ended March 31, 2023 and 2022 were less than $0.1 million and $1.3 million, respectively. At March 31, 2023, Vimeo had a current payable due to IAC of less than $0.1 million which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in April 2023. At December 31, 2022, there was no amount due to IAC.
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo had previously occupied in IAC's headquarters building at 555 West 18th Street in New York City. Vimeo exited this space on June 30, 2022. Additionally in November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At March 31, 2023 Vimeo had a current lease liability of $2.1 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $12.5 million included in "Other long-term liabilities" related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three months ended March 31, 2023 and 2022 was $0.9 million and $1.6 million, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—RESTRUCTURING
During the quarter ended March 31, 2023, the Company completed an evaluation to a sufficient level of detail to commit to a restructuring plan that resulted in a reduction to its workforce of approximately 11% of its employees. One-time termination benefits provided as part of the restructuring plan include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $4.9 million of restructuring costs for the three months ended March 31, 2023. These costs have been recognized in the accompanying consolidated statement of operations as follows:

Three Months Ended March 31,
2023
(In thousands)
Restructuring costs:
Cost of revenue	$298
Research and development expense	2,813
Sales and marketing expense	1,078
General and administrative expense	699
Total	$4,888
At March 31, 2023, a payable of $0.7 million related to restructuring costs was included in" Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three months ended March 31, 2023 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended March 31,
	2023	2022	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,478.5	1,566.7	(6)%
Average Subscribers	1,491.8	1,560.7	(4)%
ARPU	$195	$198	(2)%
Bookings	$71,374	$76,275	(6)%

Vimeo Enterprise:
Subscribers	2.5	1.8	39%
Average Subscribers	2.4	1.7	39%
ARPU	$19,831	$21,611	(8)%
Bookings	$13,531	$8,360	62%

Other:
Subscribers	83.6	120.9	(31)%
Average Subscribers	88.5	129.8	(32)%
ARPU	$935	$724	29%
Bookings	$12,855	$18,636	(31)%
When the following terms appear in this Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo, they have the meanings indicated below:
•Self-Serve & Add-Ons relates to our subscription plans sold directly online, and any add-on services tied to those online subscriptions. This includes our Starter, Standard, and Advanced subscription plans, and add-on services such as bandwidth charges, which are sold through our sales force to subscribers of one of our plans if they exceed a certain threshold of bandwidth.
•Vimeo Enterprise relates to our video offering designed for teams and organizations, which includes the same capabilities of Self-Serve & Add-Ons plus enterprise-grade features such as advanced security, custom user permissions, single-sign on for employees, interactive video tools, and marketing software integrations. Vimeo Enterprise is sold through our sales force and is often an upgrade from Vimeo's Self-Serve & Add-Ons as the number of users or use cases in an organization grow.
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
•General and administrative expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services, rent expense, facilities costs, and software license and maintenance costs.
•Credit Facility - On February 12, 2021, Vimeo OpCo entered into a $100 million revolving credit facility, which expires on February 12, 2026. At March 31, 2023, there were no outstanding borrowings under the Credit Facility.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") - is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net loss to Adjusted EBITDA for the three months ended March 31, 2023 and 2022.
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

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended March 31,
	2023	2022
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	23	25
Gross profit	77	75
Operating expenses:
Research and development expense	30	32
Sales and marketing expense	39	40
General and administrative expense	9	26
Depreciation	1	—
Amortization of intangibles	1	1
Total operating expenses	80	100
Operating loss	(3)	(24)
Interest expense	—	—
Other income, net	3	—
Loss before income taxes	—	(24)
Income tax provision	—	—
Net loss	(1)%	(25)%
Revenue

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$71,602	$76,091	$(4,489)	(6)%
Vimeo Enterprise	11,572	9,101	2,471	27%
Other	20,408	23,162	(2,754)	(12)%
Total revenue	$103,582	$108,354	$(4,772)	(4)%

Revenue decreased $4.8 million, or 4%, due primarily to decreases of $4.5 million or 6% in Self-Serve & Add-Ons and $2.8 million or 12% in Other, partially offset by an increase of $2.5 million or 27% in Vimeo Enterprise.
The decrease in Self-Serve & Add-Ons was due primarily to decreases of 4% and 2%, in Average Subscribers and ARPU, respectively. The decrease in Other was due primarily to a decrease of 32% in Average Subscribers as the Company is actively deprecating the consumer-facing portion of the Magisto business. The increase in Vimeo Enterprise was primarily due to an increase of 39% in Average Subscribers, partially offset by a decrease of 8% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$23,672	$26,756	$(3,084)	(12)%
Gross profit	$79,910	$81,598	$(1,688)	(2)%
Gross margin	77%	75%
Cost of revenue decreased $3.1 million, or 12%, due primarily to decreases of $1.3 million in hosting fees driven by cost optimization initiatives, $0.8 million in customer care personnel costs driven by lower outsourced costs, $0.5 million in credit card processing fees driven by lower Bookings from Self-Serve & Add-Ons, and $0.5 million in in-app purchases as the Company is actively deprecating the consumer-facing portion of the Magisto business, partially offset by $0.3 million in restructuring costs associated with the reduction-in-force completed in the first quarter of 2023.
Gross profit decreased $1.7 million or 2% due primarily to the decrease in revenue, partially offset by cost optimization initiatives for hosting, which as a percentage of revenue decreased.
Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Research and development expense	$31,260	$34,418	$(3,158)	(9)%
Sales and marketing expense	39,987	43,156	(3,169)	(7)
General and administrative expense	9,306	28,612	(19,306)	(67)
Depreciation	928	376	552	NM
Amortization of intangibles	1,234	1,291	(57)	(4)
Total operating expenses	$82,715	$107,853	$(25,138)	(23)%
Research and development expense decreased $3.2 million, or 9%, due primarily to a decrease of $5.3 million in compensation expense and other employee-related costs driven by a decrease in headcount, partially offset by restructuring costs of $2.8 million associated with the reduction-in-force completed in the first quarter of 2023.
Sales and marketing expense decreased $3.2 million, or 7%, due primarily to a decrease of $6.4 million in advertising costs, partially offset by increases in share-based compensation expense of $1.6 million and restructuring costs of $1.1 million associated with the reduction-in-force completed in the first quarter of 2023. The increase in share-based compensation was due primarily to changes in the executive leadership of the marketing organization implemented in 2022.
General and administrative expense decreased $19.3 million, or 67%, due primarily to decreases of $17.1 million in stock-based compensation expense driven by a modification of the Vimeo Restricted Shares (as defined and described in "Note 8—Stock-Based Compensation") and $3.2 million in provision for credit losses driven by a decrease in aged accounts receivable balances as result of improved cash collections, partially offset by restructuring costs of $0.7 million associated with the reduction-in-force completed in the first quarter of 2023.
Depreciation increased $0.6 million due primarily to costs associated with an asset retirement obligation incurred in connection with the Company's decision to exit a portion of office space it had previously occupied.

Operating loss

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Operating loss	$(2,805)	$(26,255)	$23,450	89%

Operating loss decreased $23.5 million, or 89%, due to a decrease in gross profit of $1.7 million, more than offset by a decrease in operating expenses of $25.1 million. The decrease in gross profit was due to lower revenue, partially offset by improved gross margin (77% in 2023 compared to 75% in 2022). The decrease in operating expenses was due primarily to decreases in stock-based compensation of $15.3 million, advertising costs of $6.4 million, compensation and other employee-related costs of $4.1 million, and provision for credit losses of $3.2 million, partially offset by restructuring costs of $4.6 million associated with the reduction-in-force completed in the first quarter of 2023.

Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Adjusted EBITDA	$3,240	$(10,395)	$13,635	NM
As a percentage of revenue	3%	(10)%
For a reconciliation of net loss to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $13.6 million to $3.2 million, primarily due to a decrease in gross profit, more than offset by decreases in advertising costs, compensation expense and other employee-related costs, and provision for credit losses.
Non-Operating Expenses

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Interest expense	$(121)	$(121)	$—	—%

Foreign exchange (losses) gains, net	$(5)	$300	$(305)	NM
Interest income	2,686	41	2,645	NM
Loss on sale of an asset	(37)	—	(37)	NM
Other income, net	$2,644	$341	$2,303	NM
Interest expense relates to amortization of deferred financing costs and commitment fees associated with the Credit Facility, which commenced on February 12, 2021. See “—Liquidity and Capital Resources—Revolving Credit Facility” for additional information about the Credit Facility.
Other income, net increased $2.3 million due primarily to the increase in Interest income by $2.6 million for the three months ended March 31, 2023, driven by an increase in interest rates on the Company's money market funds.

Income tax provision

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(In thousands)
Income tax provision	$(416)	$(523)	$107	(20)%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business and decreased as a result of lower pre-tax income in the international jurisdictions. The difference between the effective income tax rate and the federal statutory rate was due primarily to the impact of stock-based awards and the valuation allowance on deferred tax assets.

PRINCIPLES OF FINANCIAL REPORTING
We have provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is one of the metrics on which our internal budgets are based and also one of the metrics by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating loss excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets, (ii) impairments of goodwill and intangible assets, if applicable, and (iii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) restructuring costs associated with exit or disposal activities such as a reduction in force. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net loss to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net loss	$(698)	$(26,558)
Add back:
Income tax provision	416	523
Other income, net	(2,644)	(341)
Interest expense	121	121
Operating loss	(2,805)	(26,255)
Add back:
Stock-based compensation expense	(1,109)	14,193
Depreciation	928	376
Amortization of intangibles	1,234	1,291
Contingent consideration	104	—
Restructuring costs	4,888	—
Adjusted EBITDA	$3,240	$(10,395)

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$256,090	$265,252
All other countries	12,276	9,245
Total cash and cash equivalents	$268,366	$274,497
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by
Operating activities	$(1,243)	$(26,753)
Investing activities	$553	$1,117
Financing activities	$(5,192)	$(5,119)
Net cash used in operating activities consists of net loss adjusted for non-cash items and the effect of changes in working capital.
2023
Adjustments to net loss consisted primarily of $1.2 million of amortization of intangibles, non-cash lease expense of $1.1 million, and $0.9 million of depreciation. The decrease from changes in working capital consisted of a decrease in accounts payable and other liabilities of $8.4 million, partially offset by a decrease in accounts receivable of $2.2 million, an increase in deferred revenue of $2.0 million, and a decrease in prepaid expenses and other assets of $1.6 million. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 cash bonuses in 2023 and payment of the WIREWAX contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements") partially offset by the timing of payments related to compensation and other employee related costs. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The increase in deferred revenue was due primarily to an increase in Bookings. The decrease in prepaid expenses and other assets was due primarily to the timing of cash payments.
Net cash provided by investing activities included proceeds of $0.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business.
Net cash used in financing activities included $3.3 million, related to the WIREWAX contingent consideration arrangement (the portion up to the amount recorded in purchase accounting as described in "Note 4—Fair Value Measurements") and withholding taxes paid related to the exercise of equity awards of $1.7 million.
2022
Adjustments to net loss consisted primarily of $14.2 million of stock-based compensation expense, provision for credit losses of $3.1 million, non-cash lease expense of $1.9 million, and $1.3 million of amortization of intangibles. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $11.6 million and an increase in accounts receivable of $8.7 million. The decrease in accounts payable and other liabilities was due primarily to the payment of 2021 cash bonuses in 2022, the payment of professional fees related to acquisition activities, and the timing of invoice payments. The increase in accounts receivable was due primarily to the implementation of a new billing system.

Net cash provided by investing activities included proceeds of $1.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business, partially offset by capital expenditures of $0.5 million.
Net cash used in financing activities reflected the timing of net withholding taxes paid related to the exercise of equity awards of $5.1 million.
Liquidity and Capital Resources
Revolving Credit Facility
On February 12, 2021, Vimeo OpCo entered into its $100 million Credit Facility, which expires on February 12, 2026. Any borrowings under the Credit Facility are guaranteed by Vimeo's wholly-owned material domestic subsidiaries, if any, and are secured by substantially all assets of Vimeo and any guarantors, subject to certain exceptions. At March 31, 2023, the commitment fee, which is based on the consolidated net leverage ratio most recently reported and the average daily amount of the available revolving commitments, was 20 basis points. Any borrowings under the Credit Facility would bear interest, plus an applicable margin, which is determined by reference to a pricing grid based on Vimeo’s consolidated net leverage ratio. The financial covenants require Vimeo to maintain, at the end of each quarterly test period, a consolidated net leverage ratio (as defined in the agreement) of not more than 5.5 to 1.0. The Credit Facility also contains customary affirmative and negative covenants, including covenants that would limit Vimeo’s ability to pay dividends or make distributions on or repurchase certain equity interests in the event a default has occurred or Vimeo’s consolidated net leverage ratio exceeds 4.0 to 1.0. At March 31, 2023, there were no outstanding borrowings under the Credit Facility. In December 2021, Vimeo agreed to cease any borrowings under certain non-USD currencies due to the applicable LIBOR benchmark rates no longer being available publicly from and after December 31, 2021 and until an amendment is made to the Credit Facility to replace LIBOR with an alternative benchmark.
Outstanding Stock-based Awards
Stock-based awards are settled in shares of Vimeo common stock and may be settled on a gross or net basis based upon factors deemed relevant at the time. Since the Spin-off and through December 31, 2022, stock-based awards were generally settled on a gross basis, such that individual award holders were required to pay their withholding tax obligation, which they were generally able to do by selling shares of Vimeo common stock (including a portion of the shares received in connection with the applicable settlement). Beginning in the first quarter of 2023, stock-based awards have been generally settled on a net basis, such that individual award holders received shares of Vimeo common stock, in each case, net of a number of shares of Vimeo common stock equal to the required cash tax withholding payment, which was paid by Vimeo on the employee's behalf.
Liquidity Assessment
At March 31, 2023, Vimeo had $268.4 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. Vimeo does not currently expect to incur significant capital expenditures. Borrowings under Vimeo’s Credit Facility, which may be limited based on our ability to meet required financial covenants, are a potential source of additional financial flexibility and liquidity.
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
International revenue, which is based upon the location of the customer, accounted for 47% and 50% of Vimeo's total revenue for the three months ended March 31, 2023 and 2022, respectively. Subscriptions that are purchased by international customers through Vimeo's sales force are generally priced in U.S. dollars. Subscriptions that are purchased by international customers directly through our website or apps are generally priced in local currency. Vimeo's investments in foreign subsidiaries that transact business in a functional currency other than the U.S. dollar are not material.
Vimeo is exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. Vimeo recorded a foreign exchange loss of less than $0.1 million and a gain of $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under “Note 11—Contingencies” in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors
You should carefully consider the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2023.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended March 31, 2023.

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1	Amendment No. 1 to Offer Letter, dated as of March 22, 2023, by and between Vimeo, Inc. and Anjali Sud	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 23, 2023
10.2	Amended and Restated Restricted Stock Agreement, dated as of March 20, 2023, by and between Vimeo, Inc. and Joseph Levin	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
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

Dated:	May 4, 2023	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)