Form 10-Q
period 2023-06-30
Vimeo, Inc.
filed 2023-08-02
CIK 1837686

As filed with the Securities and Exchange Commission on August 2, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 28, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	157,463,398
Class B common stock	9,399,250
Total	166,862,648

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$278,445	$274,497
Accounts receivable, net	25,857	31,434
Prepaid expenses and other current assets	17,466	18,395
Total current assets	321,768	324,326

Leasehold improvements and equipment, net	1,038	1,355
Goodwill	245,406	245,406
Intangible assets with definite lives, net	3,324	5,468
Other non-current assets	24,525	28,876
TOTAL ASSETS	$596,061	$605,431

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,128	$8,415
Deferred revenue	173,995	167,388
Accrued expenses and other current liabilities	49,603	57,151
Total current liabilities	227,726	232,954

Other long-term liabilities	15,442	18,619

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 157,439 and 157,187 shares issued and outstanding, respectively	1,574	1,572
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	762,000	768,390
Accumulated deficit	(410,194)	(415,367)
Accumulated other comprehensive loss	(581)	(831)
Total shareholders' equity	352,893	353,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$596,061	$605,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$101,835	$110,977	$205,417	$219,331
Cost of revenue (exclusive of depreciation shown separately below)	22,845	26,878	46,517	53,634
Gross profit	78,990	84,099	158,900	165,697
Operating expenses:
Research and development expense	26,676	35,728	57,936	70,146
Sales and marketing expense	39,764	43,080	79,751	86,236
General and administrative expense	6,943	29,710	16,249	58,322
Depreciation	102	1,537	1,030	1,913
Amortization of intangibles	910	1,341	2,144	2,632
Total operating expenses	74,395	111,396	157,110	219,249
Operating income (loss)	4,595	(27,297)	1,790	(53,552)
Interest expense	(877)	(122)	(998)	(243)
Other income, net	2,934	1,172	5,578	1,513
Earnings (loss) before income taxes	6,652	(26,247)	6,370	(52,282)
Income tax provision	(781)	(255)	(1,197)	(778)
Net earnings (loss)	$5,871	$(26,502)	$5,173	$(53,060)

Per share information:
Basic earnings (loss) per share	$0.04	$(0.16)	$0.03	$(0.33)
Diluted earnings (loss) per share	$0.03	$(0.16)	$0.03	$(0.33)

Stock-based compensation expense by function:
Cost of revenue	$328	$237	$469	$401
Research and development expense	4,583	6,722	9,501	11,421
Sales and marketing expense	3,166	2,443	5,653	3,375
General and administrative expense	(8,661)	9,270	(17,316)	17,668
Total stock-based compensation expense	$(584)	$18,672	$(1,693)	$32,865

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net earnings (loss)	$5,871	$(26,502)	$5,173	$(53,060)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	378	(406)	250	(552)
Total other comprehensive income (loss)	378	(406)	250	(552)
Comprehensive income (loss)	$6,249	$(26,908)	$5,423	$(53,612)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2023	$1,561	156,054	$94	9,399	$765,662	$(416,065)	$(959)	$350,293
Net earnings	—	—	—	—	—	5,871	—	5,871
Other comprehensive income	—	—	—	—	—	—	378	378
Stock-based compensation expense	—	—	—	—	(584)	—	—	(584)
Amounts related to settlement of equity awards	13	1,385	—	—	(3,078)	—	—	(3,065)
Balance at June 30, 2023	$1,574	157,439	$94	9,399	$762,000	$(410,194)	$(581)	$352,893

Balance at December 31, 2022	$1,572	157,187	$94	9,399	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	5,173	—	5,173
Other comprehensive income	—	—	—	—	—	—	250	250
Stock-based compensation expense	—	—	—	—	(1,693)	—	—	(1,693)
Amounts related to settlement of equity awards	18	1,876	—	—	(4,713)	—	—	(4,695)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at June 30, 2023	$1,574	157,439	$94	9,399	$762,000	$(410,194)	$(581)	$352,893

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2022	$1,569	$156,874	$94	$9,399	$718,951	$(362,334)	$(232)	$358,048
Net loss	—	—	—	—	—	(26,502)	—	(26,502)
Other comprehensive loss	—	—	—	—	—	—	(406)	(406)
Stock-based compensation expense	—	—	—	—	18,672	—	—	18,672
Amounts related to settlement of equity awards	1	103	—	—	(384)	—	—	(383)
Balance at June 30, 2022	$1,570	156,977	$94	9,399	$737,239	$(388,836)	$(638)	$349,429

Balance at December 31, 2021	$1,567	$156,708	$94	$9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(53,060)	—	(53,060)
Other comprehensive loss	—	—	—	—	—	—	(552)	(552)
Stock-based compensation expense	—	—	—	—	32,865	—	—	32,865
Amounts related to settlement of equity awards	3	269	—	—	(422)	—	—	(419)
Balance at June 30, 2022	$1,570	156,977	$94	9,399	$737,239	$(388,836)	$(638)	$349,429

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$5,173	$(53,060)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	(1,693)	32,865
Amortization of intangibles	2,144	2,632
Depreciation	1,030	1,913
Provision for credit losses	17	7,015
Loss on the sale of an asset	37	—
Non-cash lease expense	2,267	3,621
Other adjustments, net	1,411	(719)
Changes in assets and liabilities:
Accounts receivable	3,870	(18,225)
Prepaid expenses and other assets	(57)	(2,870)
Accounts payable and other liabilities	(11,417)	(26,327)
Deferred revenue	8,414	4,445
Net cash provided by (used in) operating activities	11,196	(48,710)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	21
Capital expenditures	(107)	(630)
Proceeds from the sale of an asset	639	1,611
Net cash provided by investing activities	532	1,002
Cash flows from financing activities:
Withholding taxes paid related to equity awards	(4,180)	(5,126)
Proceeds from exercise of stock options	128	18
Contingent consideration payment	(3,297)	—
Other	(266)	(621)
Net cash used in financing activities	(7,615)	(5,729)
Total cash provided (used)	4,113	(53,437)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(154)	(488)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,959	(53,925)
Cash and cash equivalents and restricted cash at beginning of period	274,834	322,345
Cash and cash equivalents and restricted cash at end of period	$278,793	$268,420

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
Disaggregated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$70,821	$78,246	$142,423	$154,337
Vimeo Enterprise	12,899	9,795	24,471	18,896
Other	18,115	22,936	38,523	46,098
Total	$101,835	$110,977	$205,417	$219,331

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$54,184	$56,050	$108,899	$109,881
All other countries	47,651	54,927	96,518	109,450
Total	$101,835	$110,977	$205,417	$219,331

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

	June 30, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$173,995	$167,388
Other long-term liabilities	1,404	1,286
During the six months ended June 30, 2023, Vimeo recognized $126.3 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the six months ended June 30, 2022, Vimeo recognized $141.3 million of revenue that was included in the deferred revenue balance at December 31, 2021.

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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Prepaid expenses and other current assets	$4,828	$4,168
Other non-current assets	8,404	7,988
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
For the three months ended June 30, 2023 and 2022, Vimeo recorded an income tax provision of $0.8 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, Vimeo recorded an income tax provision of $1.2 million and $0.8 million, respectively. Vimeo's largest deferred tax assets are tax attribute carryforwards as well as capitalized research and development expenses. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

At June 30, 2023 and December 31, 2022, unrecognized tax benefits were $2.9 million and $2.5 million, respectively. If unrecognized tax benefits at June 30, 2023 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by June 30, 2024. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	June 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$248,602	$—	$—	$248,602
Time deposits	—	1,586	—	1,586
Total	$248,602	$1,586	$—	$250,188

Liabilities:
Contingent consideration arrangements	$—	$—	$2,977	$2,977

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$249,422	$—	$—	$249,422
Time deposits	—	847	—	847
Total	$249,422	$847	$—	$250,269

Liabilities:
Contingent consideration arrangements	$—	$—	$7,845	$7,845

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$2,977	$13,777	$7,845	$12,200
Total net losses:
Included in operating income (loss)	—	(669)	104	(669)
Measurement period adjustments	—	—	—	1,577
Settlements	—	—	(4,972)	—
Balance at end of period	$2,977	$13,108	$2,977	$13,108

Contingent Consideration Arrangements

At June 30, 2023, the Company had an outstanding contingent consideration arrangement related to Wibbitz Ltd., the acquisition of which the Company completed on November 10, 2021. The maximum contingent payments related to this arrangement at the time of the acquisition was $15.0 million. The Company remeasures the fair value of the contingent consideration arrangement each reporting period with any adjustments are recognized in "General and administrative expense" in the accompanying consolidated statement of operations.

The contingent consideration arrangement for Wibbitz is primarily dependent upon the amount of annual recurring revenue ("ARR") from Wibbitz subscribers as of December 31, 2022 who are expected to migrate to the Vimeo platform by June 30, 2023. There was no change to the estimated fair value of this contingent consideration liability during the three and six months ended June 30, 2023 as the Company and former Wibbitz shareholders are reviewing the final earnout amount which may differ from the estimated fair value as of June 30, 2023.

The contingent consideration arrangement for WIREWAX Ltd., the acquisition of which the Company completed on December 6, 2021, was based upon achievement of an integration milestone and attainment of certain ARR thresholds within two years of the acquisition. In the first quarter of 2023, WIREWAX achieved the ARR threshold that resulted in a payment of $5.0 million to its former shareholders and a $0.1 million loss was recorded in the three months ended March 31, 2023, which was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is presented within "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively. Additionally, the integration milestone was met in the third quarter of 2022, resulting in a payment of $4.8 million, which was consistent with the fair value estimated as of the acquisition date.

NOTE 5—REVOLVING CREDIT FACILITY
Effective June 30, 2023, Vimeo.com, Inc. terminated the $100 million revolving credit facility (the “Credit Facility”) set to expire February 12, 2026, under, and in accordance with the terms of, that certain credit agreement, dated as of February 12, 2021, among Vimeo.com, Inc., as borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. In connection with such termination, a letter of credit issued under the Credit Facility was cash collateralized, all other outstanding obligations were paid off in full and all liens securing the Credit Facility were released.

NOTE 6—SHAREHOLDERS' EQUITY
Description of Vimeo Common Stock and Vimeo Class B Common Stock
Except as described herein, shares of Vimeo common stock and Vimeo Class B common stock are identical.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Stock Repurchase Program
On February 25, 2022, the Board of Directors authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the six months ended June 30, 2023.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$(959)	$(232)	$(831)	$(86)
Other comprehensive income (loss)	378	(406)	250	(552)
Balance at end of period	$(581)	$(638)	$(581)	$(638)
At both June 30, 2023 and 2022, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—STOCK-BASED COMPENSATION
Vimeo Restricted Shares
On March 23, 2023, the Company announced in a Current Report on Form 8-K filed with the SEC that Joseph Levin, Chairman and member of the Vimeo Board of Directors (the “Board”) and IAC's Chief Executive Officer, submitted his resignation as Chairman and member of the Board, effective immediately. Mr. Levin’s resignation was not the result of any dispute or disagreement with the Company or the Board. Mr. Levin now serves as Special Advisor to the Board.
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
CEO Market-Based Award
On March 21, 2023, the Company and Anjali Sud, Vimeo's CEO, entered into an Amended and Restated Restricted Stock Unit Award Agreement (the “Amended RSU Agreement”), which amended and restated the existing Restricted Stock Unit Award Agreement between the Company and Ms. Sud dated March 25, 2022 (the “Original Award Agreement”) to revise the vesting schedule and stock performance targets of the Original Award Agreement. The Company accounted for these changes as a modification, which was originally expected to result in incremental stock-based compensation expense of $2.2 million. On July 5, 2023, the Company announced in a Current Report on Form 8-K filed with the SEC that Ms. Sud notified the Company on June 30, 2023 of her intention to step down from her role as CEO effective as of August 31, 2023, and therefore this award is no longer expected to vest.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 9—EARNINGS (LOSS) PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. Vimeo calculates basic EPS using the two-class method since the Vimeo Restricted Shares are participating securities as they are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. Diluted EPS is calculated, on the most dilutive basis, which excludes equity awards that would be anti-dilutive.
The computation of basic and diluted earnings (loss) per share attributable to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$5,871	$(26,502)	$5,173	$(53,060)
Less: Net earnings attributed to participating security	(115)	—	(123)	—
Net earnings (loss) attributable to common stock shareholders	$5,756	$(26,502)	$5,050	$(53,060)
Denominator: (a)
Weighted average basic common shares outstanding	162,733	161,455	162,285	161,384

Earnings (loss) per share attributable to common stock shareholders:
Earnings (loss) per share	$0.04	$(0.16)	$0.03	$(0.33)

Diluted EPS:
Numerator:
Net earnings (loss)	$5,871	$(26,502)	$5,173	$(53,060)
Less: Net earnings attributed to participating security	(113)	—	(121)	—
Net earnings (loss) attributable to common stock shareholders	$5,758	$(26,502)	$5,052	$(53,060)
Denominator: (a)
Weighted average basic common shares outstanding	$162,733	$161,455	$162,285	$161,384
Dilutive securities	2,255	—	2,133	—
Weighted average diluted common shares outstanding	$164,988	$161,455	$164,418	$161,384
Antidilutive securities	23,543	32,760	23,981	32,760

Earnings (loss) per share attributable to common stock shareholders:
Earnings (loss) per share	$0.03	$(0.16)	$0.03	$(0.33)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at June 30, 2023 and December 31, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

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

	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$278,445	$274,497	$268,078	$321,900
Restricted cash included in Prepaid expenses and other current assets	348	337	342	445
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$278,793	$274,834	$268,420	$322,345
Restricted cash primarily consisted of deposits related to a lease and corporate credit cards.
Credit Losses
The changes in the allowance for credit losses are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Balance at beginning of period	$5,183	$1,324
Provision for credit losses	17	7,015
Write-offs charged against the allowance	(2,693)	(917)
Recoveries collected	516	578
Currency translation adjustment	9	(10)
Balance at end of period	$3,032	$7,990
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	June 30, 2023	December 31, 2022
	(In thousands)
ROU assets included in Other non-current assets	$12,354	$10,087
Leasehold improvements and equipment	$1,168	$784
Intangible assets with definite lives	$46,936	$44,792

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Foreign exchange (losses) gains, net	$(58)	$755	$(63)	$1,055
Interest income	2,992	417	5,678	458
Loss on sale of an asset	—	—	(37)	—
Other income, net	$2,934	$1,172	$5,578	$1,513

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at June 30, 2023 and December 31, 2022 relate to "Leasehold improvements and equipment, net."

	June 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements and equipment, net:
United States	$563	$537
All other countries	475	818
Total	$1,038	$1,355
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of EUR 8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeals stayed the judgment pending appeal. On August 10, 2022, the Rome Court of Appeals affirmed the judgment. Vimeo is now appealing to the Italian Supreme Court of Cassation. On June 1, 2023 RTI filed an action in the Supreme Court of New York, New York County to enforce the Civil Court’s judgment of EUR 8,500,000 (No. 652646/2023). The case was removed to federal court and is now pending in the Southern District of New York. See Reti Televisive Italiane S.p.A. v. Vimeo.com, Inc, 1:23-cv-05488-ER (S.D.N.Y.).

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
NOTE 12—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. The total related charges for the three and six months ended June 30, 2023 and 2022 were both less than $0.1 million, and $1.0 million and $2.3 million, respectively. At June 30, 2023, Vimeo had a current payable due to IAC of less than $0.1 million which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in July 2023. At December 31, 2022, there was no amount due to IAC.
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo had previously occupied in IAC's headquarters building at 555 West 18th Street in New York City. Vimeo exited this space on June 30, 2022. Additionally in November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At June 30, 2023 Vimeo had a current lease liability of $2.2 million included in "Accrued expenses and other current liabilities" and a non-current lease liability of $11.9 million included in "Other long-term liabilities" related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and six months ended June 30, 2023 and 2022 were $0.8 million and $1.7 million, and $1.4 million and $3.0 million, respectively.
NOTE 13—RESTRUCTURING
During the quarter ended March 31, 2023, the Company completed an evaluation to a sufficient level of detail to commit to a restructuring plan that resulted in a reduction to its workforce of approximately 11% of its employees. One-time termination benefits provided as part of the restructuring plan include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $4.9 million of restructuring costs for the six months ended June 30, 2023. These costs have been recognized in the accompanying consolidated statement of operations as follows:

Six Months Ended June 30,
2023
(In thousands)
Restructuring costs:
Cost of revenue	$298
Research and development expense	2,813
Sales and marketing expense	1,078
General and administrative expense	699
Total	$4,888
As of June 30, 2023, all payments under the restructuring plan have been made.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and six months ended June 30, 2023 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,432.0	1,565.8	(9)%	1,432.0	1,565.8	(9)%
Average Subscribers	1,455.2	1,566.3	(7)%	1,468.5	1,560.3	(6)%
ARPU	$195	$200	(3)%	$196	$199	(2)%
Bookings	$74,789	$80,891	(8)%	$146,163	$157,166	(7)%

Vimeo Enterprise:
Subscribers	2.8	1.9	44%	2.8	1.9	44%
Average Subscribers	2.6	1.9	42%	2.5	1.8	41%
ARPU	$19,672	$21,220	(7)%	$19,727	$21,523	(8)%
Bookings	$18,205	$10,575	72%	$31,736	$18,935	68%

Other:
Subscribers	77.6	114.8	(32)%	77.6	114.8	(32)%
Average Subscribers	80.6	117.8	(32)%	85.5	126.8	(33)%
ARPU	$901	$781	15%	$909	$733	24%
Bookings	$11,296	$15,881	(29)%	$24,151	$34,517	(30)%
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
•Vimeo Restricted Shares consist of 3,247,000 shares of Vimeo common stock underlying the Amended and Restated Restricted Stock Agreement entered into between the Company and Mr. Levin, Special Advisor to the Vimeo Board and former Chairman of the Board, on March 20, 2023.
•Credit Facility is the $100 million revolving credit facility entered into on February 12, 2021 by Vimeo.com, Inc., which was terminated in accordance with its terms effective June 30, 2023.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) to Adjusted EBITDA, for the three and six months ended June 30, 2023 and 2022.

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

Results of Operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	24	23	24
Gross profit	78	76	77	76
Operating expenses:
Research and development expense	26	32	28	32
Sales and marketing expense	39	39	39	39
General and administrative expense	7	27	8	27
Depreciation	—	1	1	1
Amortization of intangibles	1	1	1	1
Total operating expenses	73	100	76	100
Operating income (loss)	5	(25)	1	(24)
Interest expense	(1)	—	—	—
Other income, net	3	1	3	1
Earnings (loss) before income taxes	7	(24)	3	(24)
Income tax provision	(1)	—	(1)	—
Net earnings (loss)	6%	(24)%	3%	(24)%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$70,821	$78,246	$(7,425)	(9)%	$142,423	$154,337	$(11,914)	(8)%
Vimeo Enterprise	12,899	9,795	3,104	32%	24,471	18,896	5,575	29%
Other	18,115	22,936	(4,821)	(21)%	38,523	46,098	(7,575)	(16)%
Total revenue	$101,835	$110,977	$(9,142)	(8)%	$205,417	$219,331	$(13,914)	(6)%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Revenue decreased $9.1 million, or 8%, due primarily to decreases of $7.4 million or 9% in Self-Serve & Add-Ons and $4.8 million or 21% in Other, partially offset by an increase of $3.1 million or 32% in Vimeo Enterprise.
The decrease in Self-Serve & Add-Ons was due primarily to decreases of 7% and 3%, in Average Subscribers and ARPU, respectively. The decrease in Other was due primarily to a decrease of 32% in Average Subscribers as the Company is actively deprecating the consumer-facing portion of the Magisto business. The increase in Vimeo Enterprise was primarily due to an increase of 42% in Average Subscribers, partially offset by a decrease of 7% in ARPU.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Revenue decreased $13.9 million, or 6%, due primarily to decreases of $11.9 million or 8% in Self-Serve & Add-Ons and $7.6 million or 16% in Other, partially offset by an increase of $5.6 million or 29% in Vimeo Enterprise.

The decrease in Self-Serve & Add-Ons was due primarily to decreases of 6% and 2%, in Average Subscribers and ARPU, respectively. The decrease in Other was due primarily to a decrease of 33% in Average Subscribers as the Company is actively deprecating the consumer-facing portion of the Magisto business. The increase in Vimeo Enterprise was primarily due to an increase of 41% in Average Subscribers, partially offset by a decrease of 8% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$22,845	$26,878	$(4,033)	(15)%	$46,517	$53,634	$(7,117)	(13)%
Gross profit	$78,990	$84,099	$(5,109)	(6)%	$158,900	$165,697	$(6,797)	(4)%
Gross margin	78%	76%			77%	76%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Cost of revenue decreased $4.0 million, or 15%, due primarily to decreases of $2.2 million in hosting fees driven by cost optimization initiatives, $0.7 million in customer care personnel costs driven by lower outsourced costs, $0.5 million in credit card processing fees driven by lower Bookings from Self-Serve & Add-Ons, and $0.5 million in in-app purchase fees as the Company is actively deprecating the consumer-facing portion of the Magisto business.
Gross profit decreased $5.1 million or 6% due primarily to the decrease in revenue, partially offset by cost optimization initiatives for hosting which as a percentage of revenue decreased.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Cost of revenue decreased $7.1 million, or 13%, due primarily to decreases of $3.5 million in hosting fees driven by cost optimization initiatives, $1.5 million in customer care personnel costs driven by lower outsourced costs, $1.0 million in credit card processing fees driven by lower Bookings from Self-Serve & Add-Ons, and $0.9 million in in-app purchase fees as the Company is actively deprecating the consumer-facing portion of the Magisto business.
Gross profit decreased $6.8 million or 4% due primarily to the decrease in revenue, partially offset by cost optimization initiatives for hosting which as a percentage of revenue decreased.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Research and development expense	$26,676	$35,728	$(9,052)	(25)%	$57,936	$70,146	$(12,210)	(17)%
Sales and marketing expense	39,764	43,080	(3,316)	(8)	79,751	86,236	(6,485)	(8)
General and administrative expense	6,943	29,710	(22,767)	(77)	16,249	58,322	(42,073)	(72)
Depreciation	102	1,537	(1,435)	(93)	1,030	1,913	(883)	(46)
Amortization of intangibles	910	1,341	(431)	(32)	2,144	2,632	(488)	(19)
Total operating expenses	$74,395	$111,396	$(37,001)	(33)%	$157,110	$219,249	$(62,139)	(28)%
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022

Research and development expense decreased $9.1 million, or 25%, due primarily to decreases of $6.4 million in compensation expense and other employee-related costs and $2.1 million in stock-based compensation expense, both driven by a decrease in headcount.
Sales and marketing expense decreased $3.3 million, or 8%, due primarily to a decrease of $3.3 million in advertising costs as we focus on higher-efficiency customer acquisition channels.
General and administrative expense decreased $22.8 million, or 77%, due primarily to decreases of $17.9 million in stock-based compensation expense driven by the expected forfeiture of unvested equity awards held by Vimeo's CEO in connection with her intent to step down from her role as CEO and $3.8 million in provision for credit losses driven by a decrease in aged accounts receivable balances as a result of improved cash collections.
Depreciation decreased $1.4 million due primarily to fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the office space it occupied in IAC's headquarters.
Amortization of intangibles decreased $0.4 million due primarily to certain intangible assets related to the 2019 acquisition of Magisto reaching the end of their estimated useful lives in the second quarter of 2023.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Research and development expense decreased $12.2 million, or 17%, due primarily to decreases of $11.7 million in compensation expense and other employee-related costs and $1.9 million in stock-based compensation expense, both driven by a decrease in headcount, partially offset by restructuring costs of $2.8 million associated with the reduction-in-force completed in the first quarter of 2023.
Sales and marketing expense decreased $6.5 million, or 8%, due primarily to decreases of $9.8 million in advertising costs, partially offset by increases in stock-based compensation expense of $2.3 million driven by changes in the executive leadership of the marketing organization implemented in 2022 and restructuring costs of $1.1 million associated with the reduction-in-force completed in the first quarter of 2023.
General and administrative expense decreased $42.1 million, or 72%, due primarily to decreases of $35.0 million in stock-based compensation expense and $7.0 million in provision for credit losses driven by a decrease in aged accounts receivable balances as a result of improved cash collections. The decrease in stock-based compensation expense was driven by the resignation of Vimeo's former Chairman of the Board and corresponding modification of the Vimeo Restricted Shares and the expected forfeiture of unvested equity awards held by Vimeo's CEO in connection with her intent to step down from her role as CEO.
Depreciation decreased $0.9 million due primarily to fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the office space it occupied in IAC's headquarters, partially offset by costs associated with an asset retirement obligation incurred in the first quarter of 2023.
Amortization of intangibles decreased $0.5 million due primarily to the factor described in the three-month discussion.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Operating income (loss)	$4,595	$(27,297)	$31,892	NM	$1,790	$(53,552)	$55,342	NM

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Operating income (loss) increased $31.9 million due to a decrease in gross profit of $5.1 million, more than offset by a decrease in operating expenses of $37.0 million. The decrease in gross profit was due to lower revenue, partially offset by improved gross margin (78% in 2023 compared to 76% in 2022). The decrease in operating expenses was due primarily to decreases in stock-based compensation expense of $19.3 million, compensation expense and other employee-related costs of $7.7 million, provision for credit losses of $3.8 million, and advertising costs of $3.3 million.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Operating income (loss) increased $55.3 million due to a decrease in gross profit of $6.8 million, more than offset by a decrease in operating expenses of $62.1 million. The decrease in gross profit was due to lower revenue, partially offset by improved gross margin (77% in 2023 compared to 76% in 2022). The decrease in operating expenses was due primarily to decreases in stock-based compensation expense of $34.6 million, compensation and other employee-related costs of $11.8 million, advertising costs of $9.8 million, and provision for credit losses of $7.0 million, partially offset by restructuring costs of $4.6 million associated with the reduction-in-force completed in the first quarter of 2023.

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Adjusted EBITDA	$5,023	$(6,416)	$11,439	NM	$8,263	$(16,811)	$25,074	NM
As a percentage of revenue	5%	(6)%			4%	(8)%
For a reconciliation of net earnings (loss) to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended June 30, 2023 compared to the three months ended June 30, 2022
Adjusted EBITDA increased $11.4 million to $5.0 million, primarily due to a decrease in gross profit, more than offset by decreases in compensation expense and other employee-related costs, provision for credit losses, and advertising costs.
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022
Adjusted EBITDA increased $25.1 million to $8.3 million, primarily due to a decrease in gross profit, more than offset by decreases in compensation expense and other employee-related costs, advertising costs, and provision for credit losses.
Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Interest expense	$(877)	$(122)	$(755)	NM	$(998)	$(243)	$(755)	NM

Foreign exchange (losses) gains, net	$(58)	$755	$(813)	NM	$(63)	$1,055	$(1,118)	NM
Interest income	2,992	417	2,575	NM	5,678	458	5,220	NM
Loss on sale of an asset	—	—	—	NM	(37)	—	(37)	NM
Other income, net	$2,934	$1,172	$1,762	NM	$5,578	$1,513	$4,065	NM

Interest expense increased $0.8 million for both the three and six months ended June 30, 2023, respectively, due to the recognition of the unamortized deferred financing costs associated with the termination of the Credit Facility in the second quarter of 2023.

Other income, net increased $1.8 million and $4.1 million for the three and six months ended June 30, 2023, respectively, due primarily to the increase in Interest income driven by an increase in interest rates on the Company's money market funds.
Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Income tax provision	$(781)	$(255)	$(526)	NM	$(1,197)	$(778)	$(419)	54%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision primarily relates to international and state taxes for jurisdictions in which Vimeo conducts business and increased as a result of a valuation allowance recorded on net deferred tax assets of Vimeo's international entities. The difference between the effective income tax rate and the federal statutory rate was due primarily to the impact of stock-based awards and the valuation allowance on deferred tax assets.

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

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets, (ii) impairments of goodwill and intangible assets, if applicable, and (iii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) restructuring costs associated with exit or disposal activities such as a reduction in force. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net earnings (loss) to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net earnings (loss)	$5,871	$(26,502)	$5,173	$(53,060)
Add back:
Income tax provision	781	255	1,197	778
Other income, net	(2,934)	(1,172)	(5,578)	(1,513)
Interest expense	877	122	998	243
Operating income (loss)	4,595	(27,297)	1,790	(53,552)
Add back:
Stock-based compensation expense	(584)	18,672	(1,693)	32,865
Depreciation	102	1,537	1,030	1,913
Amortization of intangibles	910	1,341	2,144	2,632
Contingent consideration	—	(669)	104	(669)
Restructuring costs	—	—	4,888	—
Adjusted EBITDA	$5,023	$(6,416)	$8,263	$(16,811)

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$265,054	$265,252
All other countries	13,391	9,245
Total cash and cash equivalents	$278,445	$274,497
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by (used in)
Operating activities	$11,196	$(48,710)
Investing activities	$532	$1,002
Financing activities	$(7,615)	$(5,729)
Net cash provided by (used in) operating activities consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital.
2023
Adjustments to net earnings consisted primarily of non-cash lease expense of $2.3 million and amortization of intangibles of $2.1 million. The increase from changes in working capital consisted of an increase in deferred revenue of $8.4 million, a decrease in accounts receivable of $3.9 million, partially offset by a decrease in accounts payable and other liabilities of $11.4 million. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 cash bonuses in 2023, the timing of invoice payments, and payment of the WIREWAX contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements"), partially offset by accruals for 2023 cash bonuses.
Net cash provided by investing activities included proceeds of $0.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business.
Net cash used in financing activities included withholding taxes paid related to the exercise of equity awards of $4.2 million and $3.3 million related to the WIREWAX contingent consideration arrangement (the portion up to the amount recorded in purchase accounting as described in "Note 4—Fair Value Measurements").
2022
Adjustments to net loss consisted primarily of $32.9 million of stock-based compensation expense, provision for credit losses of $7.0 million, non-cash lease expense of $3.6 million, $2.6 million of amortization of intangibles, and $1.9 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $26.3 million and an increase in accounts receivable of $18.2 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments, the payment of 2021 cash bonuses in 2022, and the payment of professional fees related to acquisition activities. The increase in accounts receivable was due primarily to the implementation of a new billing system.

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
Liquidity Assessment
At June 30, 2023, Vimeo had $278.4 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. Vimeo does not currently expect to incur significant capital expenditures.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023 as well as in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 4, 2023.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2023.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended June 30, 2023.

Item 5.    Other Information
During our fiscal quarter ended June 30, 2023, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#	Memorandum of Understanding between Anjali Sud and the Company, dated July 5, 2023	Filed herewith.
10.2#	Offer Letter between Adam Gross and the Company, dated July 4, 2023	Filed herewith.
10.3#	Vimeo, Inc. 2021 Stock and Annual Incentive Plan, as amended and restated	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

# Management contract or compensatory plan or arrangement
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	August 2, 2023	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)