Form 10-Q
period 2023-09-30
Vimeo, Inc.
filed 2023-11-07
CIK 1837686

As filed with the Securities and Exchange Commission on November 7, 2023

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of November 2, 2023, the following shares of the registrant's common stock were outstanding:

Common Stock	158,219,615
Class B common stock	9,399,250
Total	167,618,865

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "may, "could," "should," "would," "anticipates," "estimates," "expects," "plans," "projects," "forecasts," "intends," "targets," "seeks" and "believes," as well as variations of these words, among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to Vimeo's future results of operations and financial condition, business strategy, and plans and objectives of management for future operations.
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance,
•our limited operating history as a pure software-as-a-service ("SaaS") company and our limited history of selling such plans on a sales-assisted basis,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit,
•we may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into paid subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•weakened global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•the continuing effects of the COVID-19 pandemic are highly unpredictable and could be significant, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain,
•our success depends, in part, on the integrity of our information technology systems and infrastructures,
•we have been the target of cyberattacks by malicious actors, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2023	December 31, 2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$290,564	$274,497
Accounts receivable, net	25,182	31,434
Prepaid expenses and other current assets	20,613	18,395
Total current assets	336,359	324,326

Leasehold improvements and equipment, net	854	1,355
Goodwill	245,406	245,406
Intangible assets with definite lives, net	2,977	5,468
Other non-current assets	24,082	28,876
TOTAL ASSETS	$609,678	$605,431

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$7,329	$8,415
Deferred revenue	169,857	167,388
Accrued expenses and other current liabilities	50,812	57,151
Total current liabilities	227,998	232,954

Other long-term liabilities	14,960	18,619

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 157,928 and 157,187 shares issued and outstanding, respectively	1,579	1,572
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	768,033	768,390
Accumulated deficit	(401,730)	(415,367)
Accumulated other comprehensive loss	(1,256)	(831)
Total shareholders' equity	366,720	353,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$609,678	$605,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Revenue	$106,253	$108,133	$311,670	$327,464
Cost of revenue (exclusive of depreciation shown separately below)	21,802	25,247	68,319	78,881
Gross profit	84,451	82,886	243,351	248,583
Operating expenses:
Research and development expense	23,153	34,378	81,089	104,524
Sales and marketing expense	36,704	43,554	116,455	129,790
General and administrative expense	18,396	26,461	34,645	84,783
Depreciation	168	141	1,198	2,054
Amortization of intangibles	347	1,234	2,491	3,866
Total operating expenses	78,768	105,768	235,878	325,017
Operating income (loss)	5,683	(22,882)	7,473	(76,434)
Interest expense	—	(124)	(998)	(367)
Other income, net	3,657	2,199	9,235	3,712
Earnings (loss) before income taxes	9,340	(20,807)	15,710	(73,089)
Income tax provision	(876)	(609)	(2,073)	(1,387)
Net earnings (loss)	$8,464	$(21,416)	$13,637	$(74,476)

Per share information:
Basic earnings (loss) per share	$0.05	$(0.13)	$0.08	$(0.46)
Diluted earnings (loss) per share	$0.05	$(0.13)	$0.08	$(0.46)

Stock-based compensation expense by function:
Cost of revenue	$271	$297	$740	$698
Research and development expense	2,149	7,908	11,650	19,329
Sales and marketing expense	1,723	2,977	7,376	6,352
General and administrative expense	2,979	8,212	(14,337)	25,880
Total stock-based compensation expense	$7,122	$19,394	$5,429	$52,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net earnings (loss)	$8,464	$(21,416)	$13,637	$(74,476)
Other comprehensive loss:
Change in foreign currency translation adjustment	(675)	(566)	(425)	(1,118)
Total other comprehensive loss	(675)	(566)	(425)	(1,118)
Comprehensive income (loss)	$7,789	$(21,982)	$13,212	$(75,594)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2023	$1,574	157,439	$94	9,399	$762,000	$(410,194)	$(581)	$352,893
Net earnings	—	—	—	—	—	8,464	—	8,464
Other comprehensive loss	—	—	—	—	—	—	(675)	(675)
Stock-based compensation expense	—	—	—	—	7,122	—	—	7,122
Amounts related to settlement of equity awards	5	489	—	—	(1,089)	—	—	(1,084)
Balance at September 30, 2023	$1,579	157,928	$94	9,399	$768,033	$(401,730)	$(1,256)	$366,720

Balance at December 31, 2022	$1,572	157,187	$94	9,399	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	13,637	—	13,637
Other comprehensive loss	—	—	—	—	—	—	(425)	(425)
Stock-based compensation expense	—	—	—	—	5,429	—	—	5,429
Amounts related to settlement of equity awards	23	2,365	—	—	(5,802)	—	—	(5,779)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at September 30, 2023	$1,579	157,928	$94	9,399	$768,033	$(401,730)	$(1,256)	$366,720

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2022	$1,570	$156,977	$94	$9,399	$737,239	$(388,836)	$(638)	$349,429
Net loss	—	—	—	—	—	(21,416)	—	(21,416)
Other comprehensive loss	—	—	—	—	—	—	(566)	(566)
Stock-based compensation expense	—	—	—	—	19,394	—	—	19,394
Amounts related to settlement of equity awards	—	47	—	—	(2)	—	—	(2)
Balance at September 30, 2022	$1,570	157,024	$94	9,399	$756,631	$(410,252)	$(1,204)	$346,839

Balance at December 31, 2021	$1,567	$156,708	$94	$9,399	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	(74,476)	—	(74,476)
Other comprehensive loss	—	—	—	—	—	—	(1,118)	(1,118)
Stock-based compensation expense	—	—	—	—	52,259	—	—	52,259
Amounts related to settlement of equity awards	3	316	—	—	(424)	—	—	(421)
Balance at September 30, 2022	$1,570	157,024	$94	9,399	$756,631	$(410,252)	$(1,204)	$346,839

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$13,637	$(74,476)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,429	52,259
Amortization of intangibles	2,491	3,866
Depreciation	1,198	2,054
Provision for credit losses	326	7,750
Loss on the sale of an asset	37	—
Non-cash lease expense	3,410	4,646
Other adjustments, net	1,053	(719)
Changes in assets and liabilities:
Accounts receivable	3,453	(11,916)
Prepaid expenses and other assets	(1,987)	(1,556)
Accounts payable and other liabilities	(6,210)	(19,179)
Deferred revenue	4,966	(1,485)
Net cash provided by (used in) operating activities	27,803	(38,756)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	21
Capital expenditures	(108)	(670)
Proceeds from the sale of an asset	639	1,611
Net cash provided by investing activities	531	962
Cash flows from financing activities:
Withholding taxes paid related to equity awards	(5,697)	(5,160)
Proceeds from exercise of stock options	134	18
Contingent consideration payment	(5,774)	(4,816)
Other	(266)	(621)
Net cash used in financing activities	(11,603)	(10,579)
Total cash provided (used)	16,731	(48,373)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(674)	(765)
Net increase (decrease) in cash and cash equivalents and restricted cash	16,057	(49,138)
Cash and cash equivalents and restricted cash at beginning of period	274,834	322,345
Cash and cash equivalents and restricted cash at end of period	$290,891	$273,207

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
Description of Business
Vimeo is the world's leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo's comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
As used herein, "Vimeo," "we," "our" or "us" and similar terms in these consolidated financial statements refer to Vimeo, Inc. and its subsidiaries (unless the context requires otherwise).
Spin-off
On May 25, 2021, Vimeo completed its separation from IAC/InterActiveCorp ("IAC") through a series of transactions (which we refer to as the "Spin-off") that resulted in the pre-transaction stockholders of IAC directly owning shares in both IAC and Vimeo, and in Vimeo becoming a separately traded public company. For more information regarding the Spin-off, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Disaggregated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$71,935	$76,737	$214,358	$231,074
Vimeo Enterprise	15,220	9,960	39,691	28,856
Other	19,098	21,436	57,621	67,534
Total	$106,253	$108,133	$311,670	$327,464

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Revenue:
United States	$57,272	$55,586	$166,171	$165,467
All other countries	48,981	52,547	145,499	161,997
Total	$106,253	$108,133	$311,670	$327,464

Deferred Revenue
Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance. Vimeo's deferred revenue is reported on a contract by contract basis at the end of each reporting period. Vimeo classifies deferred revenue as current when the term of the applicable subscription period or expected completion of its performance obligation is one year or less. The current and non-current deferred revenue balances are included in the accompanying consolidated balance sheet as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$169,857	$167,388
Other long-term liabilities	1,311	1,286

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
During the nine months ended September 30, 2023, Vimeo recognized $155.2 million of revenue that was included in the deferred revenue balance at December 31, 2022. During the nine months ended September 30, 2022, Vimeo recognized $166.0 million of revenue that was included in the deferred revenue balance at December 31, 2021.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Prepaid expenses and other current assets	$4,921	$4,168
Other non-current assets	8,163	7,988
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
For the three months ended September 30, 2023 and 2022, Vimeo recorded an income tax provision of $0.9 million and $0.6 million, respectively. For the nine months ended September 30, 2023 and 2022, Vimeo recorded an income tax provision of $2.1 million and $1.4 million, respectively. Vimeo's largest deferred tax assets are tax attribute carryforwards as well as capitalized research and development expenses. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

At September 30, 2023 and December 31, 2022, unrecognized tax benefits were $3.5 million and $2.5 million, respectively. If unrecognized tax benefits at September 30, 2023 are subsequently recognized, there would be no impact to income tax provision due to the valuation allowance on deferred tax assets. Vimeo believes no unrecognized tax benefits would decrease by September 30, 2024. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision. There are currently no accruals for interest or penalties.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	September 30, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$262,701	$—	$—	$262,701
Time deposits	—	1,684	—	1,684
Total	$262,701	$1,684	$—	$264,385

Liabilities:
Contingent consideration arrangements	$—	$—	$—	$—

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$249,422	$—	$—	$249,422
Time deposits	—	847	—	847
Total	$249,422	$847	$—	$250,269

Liabilities:
Contingent consideration arrangements	$—	$—	$7,845	$7,845

Money market funds and time deposits are included in "Cash and cash equivalents" in the accompanying consolidated balance sheet. Contingent consideration is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$2,977	$13,108	$7,845	$12,200
Total net (gains) losses:
Included in operating income (loss)	(500)	15	(396)	(654)
Measurement period adjustments	—	—	—	1,577
Settlements	(2,477)	(4,816)	(7,449)	(4,816)
Balance at end of period	$—	$8,307	$—	$8,307

Contingent Consideration Arrangements

The contingent consideration arrangement for Wibbitz Ltd. ("Wibbitz"), the acquisition of which the Company completed on November 10, 2021, was based upon the amount of annual recurring revenue ("ARR") from Wibbitz subscribers who were expected to migrate to the Vimeo platform. In the third quarter of 2023, the contingent consideration arrangement was finalized, which resulted in a payment of $2.5 million to Wibbitz's former shareholders, and a $0.5 million gain was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $2.5 million payment is included in "Contingent consideration payment" within financing activities.

The contingent consideration arrangement for WIREWAX Ltd. ("WIREWAX"), the acquisition of which the Company completed on December 6, 2021, was based upon achievement of an integration milestone and attainment of certain ARR thresholds within two years of the acquisition. In the first quarter of 2023, WIREWAX achieved the ARR threshold that resulted in a payment of $5.0 million to its former shareholders and a $0.1 million loss was recorded in the three months ended March 31, 2023, which was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is included in "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively. Additionally, the integration milestone was met in the third quarter of 2022, resulting in a payment of $4.8 million, which was consistent with the fair value estimated as of the acquisition date and is included in "Contingent consideration payment" within financing activities in the accompanying consolidated statement of cash flows.

NOTE 5—REVOLVING CREDIT FACILITY
Effective June 30, 2023, Vimeo.com, Inc. terminated the $100 million revolving credit facility (the "Credit Facility") set to expire February 12, 2026, under, and in accordance with the terms of, that certain credit agreement, dated as of February 12, 2021, among Vimeo.com, Inc., as borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. In connection with such termination, a letter of credit issued under the Credit Facility was cash collateralized, all other outstanding obligations were paid off in full and all liens securing the Credit Facility were released.

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
The holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, such dividends as may be declared by Vimeo's Board of Directors (the "Board") out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution, distribution of assets or winding-up of Vimeo, the holders of shares of Vimeo common stock and Vimeo Class B common stock are entitled to receive, share for share, all the assets available for distribution after payment of a proper amount to the holders of any series of Vimeo preferred stock, including any series that may be issued in the future.
Upon completion of the Spin-off, Vimeo amended and restated its certificate of incorporation such that it is authorized to issue 1,600,000,000 shares of Vimeo common stock and 400,000,000 shares of Vimeo Class B common stock.
Description of Preferred Stock
The Board is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the nine months ended September 30, 2023.
NOTE 7—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Balance at beginning of period	$(581)	$(638)	$(831)	$(86)
Other comprehensive loss	(675)	(566)	(425)	(1,118)
Balance at end of period	$(1,256)	$(1,204)	$(1,256)	$(1,204)
At both September 30, 2023 and 2022, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—STOCK-BASED COMPENSATION
Vimeo Restricted Shares
On March 23, 2023, the Company announced in a Current Report on Form 8-K filed with the SEC that Joseph Levin, Chairman and member of the Board and IAC's Chief Executive Officer, submitted his resignation as Chairman and member of the Board, effective immediately. Mr. Levin’s resignation was not the result of any dispute or disagreement with the Company or the Board. Mr. Levin now serves as Special Advisor to the Board.
In connection with Mr. Levin's resignation, the Company entered into an amended and restated Restricted Stock Agreement, dated as of March 20, 2023 (the "Amended RSA") to the Restricted Stock Agreement, dated as of June 7, 2021, by and between the Company and Mr. Levin (the "RSA"). Pursuant to the Amended RSA, the RSA will continue in connection with Mr. Levin's service as Special Advisor to the Board. In consideration of Mr. Levin's reduced services as Special Advisor in comparison to his services previously provided as Chairman and Board member, the Amended RSA reduces the total number of shares of Vimeo common stock underlying the RSA by one-third, to a total of 3,247,000 shares ("Vimeo Restricted Shares"), that cliff vest on November 5, 2030 based on satisfaction of certain Vimeo stock price targets and Mr. Levin's continuous service as a Special Advisor through the vesting date.
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
The Company accounted for these changes as a modification of the Vimeo Restricted Shares because the service condition of the RSA was not met due to Mr. Levin's resignation as Chairman of the Board, but the RSA will continue in connection with Mr. Levin's reduced services as Special Advisor. Accordingly, in the three months ended March 31, 2023, the Company reversed $14.8 million of stock-based compensation expense which represents the cumulative amount of such stock-based compensation expense recognized in "General and administrative expense" in the accompanying consolidated statement of operations since entering into the RSA with Mr. Levin. The fair value of the Vimeo Restricted Shares underlying the Amended RSA on the modification date was $2.3 million and is expected to be recognized over the remaining requisite service period through November 5, 2030, subject to Mr. Levin's continued service as Special Advisor. The fair value of the Vimeo Restricted Shares was determined using a lattice model that incorporated a Monte Carlo simulation of Vimeo's stock price as this award contains a market condition.
CEO Market-Based Award
On March 21, 2023, the Company and Anjali Sud, Vimeo's CEO, entered into an Amended and Restated Restricted Stock Unit Award Agreement (the "Amended RSU Agreement"), which amended and restated the existing Restricted Stock Unit Award Agreement between the Company and Ms. Sud dated March 25, 2022 (the "Original Award Agreement") to revise the vesting schedule and stock performance targets of the Original Award Agreement. The Company accounted for these changes as a modification, which was originally expected to result in incremental stock-based compensation expense of $2.2 million. On July 5, 2023, the Company announced in a Current Report on Form 8-K filed with the SEC that Ms. Sud notified the Company on June 30, 2023 of her intention to step down from her role as CEO effective as of August 31, 2023, and as a result, this award was forfeited upon Ms. Sud's departure.

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
The computation of basic and diluted earnings (loss) per share attributable to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$8,464	$(21,416)	$13,637	$(74,476)
Less: Net earnings attributed to participating security	(164)	—	(304)	—
Net earnings (loss) attributable to common stock shareholders	$8,300	$(21,416)	$13,333	$(74,476)
Denominator: (a)
Weighted average basic common shares outstanding	163,877	161,529	162,822	161,433

Earnings (loss) per share attributable to common stock shareholders:
Earnings (loss) per share	$0.05	$(0.13)	$0.08	$(0.46)

Diluted EPS:
Numerator:
Net earnings (loss)	$8,464	$(21,416)	$13,637	$(74,476)
Less: Net earnings attributed to participating security	(162)	—	(301)	—
Net earnings (loss) attributable to common stock shareholders	$8,302	$(21,416)	$13,336	$(74,476)
Denominator: (a)
Weighted average basic common shares outstanding	163,877	161,529	162,822	161,433
Dilutive securities	2,029	—	2,098	—
Weighted average diluted common shares outstanding	165,906	161,529	164,920	161,433
Antidilutive securities	20,059	35,055	22,674	35,055

Earnings (loss) per share attributable to common stock shareholders:
Earnings (loss) per share	$0.05	$(0.13)	$0.08	$(0.46)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at September 30, 2023 and December 31, 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

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

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
	(In thousands)
Cash and cash equivalents	$290,564	$274,497	$272,870	$321,900
Restricted cash included in Prepaid expenses and other current assets	327	337	337	445
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$290,891	$274,834	$273,207	$322,345
Restricted cash primarily consisted of deposits related to a lease and corporate credit cards.
Credit Losses
The changes in the allowance for credit losses are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Balance at beginning of period	$5,183	$1,324
Provision for credit losses	326	7,750
Write-offs charged against the allowance	(3,683)	(4,726)
Recoveries collected	800	757
Currency translation adjustment	5	(11)
Balance at end of period	$2,631	$5,094
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	September 30, 2023	December 31, 2022
	(In thousands)
ROU assets included in Other non-current assets	$13,497	$10,087
Leasehold improvements and equipment	$1,305	$784
Intangible assets with definite lives	$47,283	$44,792

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Foreign exchange gains, net	$308	$961	$245	$2,016
Interest income	3,349	1,238	9,027	1,696
Loss on sale of an asset	—	—	(37)	—
Other income, net	$3,657	$2,199	$9,235	$3,712

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at September 30, 2023 and December 31, 2022 relate to "Leasehold improvements and equipment, net."

	September 30, 2023	December 31, 2022
	(In thousands)
Leasehold improvements and equipment, net:
United States	$524	$537
All other countries	330	818
Total	$854	$1,355
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

EMI/Capitol Records Copyright Infringement Litigation
In December 2009, a group of music publishers owned by EMI Music Publishing (now owned by Sony/ATV Music Publishing, a subsidiary of Sony Entertainment) and a group of then EMI-affiliated record companies, including Capitol Records (now owned by Universal Music Group), filed two lawsuits against Vimeo and its former owner, Connected Ventures, in the U.S. District Court for the Southern District of New York. See Capitol Records, LLC v. Vimeo, LLC, No. 09 Civ. 10101 (S.D.N.Y.) and EMI Blackwood Music, Inc. v. Vimeo, LLC, No. 09 Civ. 10105 (S.D.N.Y.). In both cases, plaintiffs allege that Vimeo infringed their music copyrights (in the publishers' musical compositions and the record companies' sound recordings) by hosting and streaming videos uploaded by users (and in certain cases, former employees) featuring their musical works. Plaintiffs seek, among other things, injunctive relief and monetary damages. The initial complaints identified 199 videos as infringing (which Vimeo removed post-suit).

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
The district court bifurcated proceedings and required the parties to first litigate the issue of whether Vimeo satisfied the DMCA's safe harbor provisions. On September 18, 2013, the district court granted partial summary judgment to Vimeo on 144 of the 199 original videos-in-suit on the ground that Vimeo complied with the threshold requirements of the DMCA and that there was no evidence that a Vimeo employee had watched the videos in question such that Vimeo had actual or "red flag" knowledge of infringement, which would disqualify the DMCA's application. The court denied summary judgment as to 35 videos-in-suit on the ground that there was a material question of fact as to whether Vimeo had "red flag" knowledge of infringement based upon employees having watched all or part of these videos. The court further held that the DMCA did not apply to the record companies' state-law claims regarding sound recordings fixed before February 1972; a trial was necessary to determine whether Vimeo was liable for employees who uploaded approximately 20 videos; and that plaintiffs should be permitted to amend their complaints to add over 1,500 videos allegedly infringing their copyrights (which Vimeo removed after receiving plaintiffs' proposed amended complaint).
Vimeo sought and obtained the right to appeal certain issues on an interlocutory basis to the U.S. Court of Appeals for the Second Circuit. On June 16, 2016, the Second Circuit held that (1) the district court had applied the incorrect summary-judgment standard for "red flag" infringement and that evidence that an employee watched all or part of a video containing plaintiffs' music did not raise a genuine issue of fact as to whether Vimeo had "red flag" knowledge in such video; (2) the DMCA applies to state-law copyright infringement claims predicated on pre-1972 sound recordings; and (3) on an issue raised by plaintiffs in their cross-appeal, the record did not show that Vimeo was willfully blind towards infringing activity taking place on its platform. As a result of these rulings, the Second Circuit partially vacated the district court's ruling and remanded the case for further proceedings consistent with its judgment.
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs' state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit's judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability was the assertion that Vimeo had "red flag" knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court's other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. The appeal has been fully briefed and argued.
Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.

RTI Copyright Litigation
Between 2012 and 2017, Italian broadcaster Reti Televisive Italiane s.p.a. and an affiliate thereof (collectively, "RTI") filed four lawsuits for copyright infringement against Vimeo in the Civil Court of Rome. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, Cause Nos. 23732/12, 62343/2015, and 59780/2017 (Rome Civil Court), and Medusa Film v. Vimeo, Inc., Cause No. 74775/2017 (Rome Civil Court). In each case, RTI asserts that Vimeo infringed its copyrights by hosting and streaming user-uploaded videos that allegedly contain RTI's television or film programming, and seeks, among other things, injunctive relief and monetary damages.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of €8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeals stayed the judgment pending appeal. On August 10, 2022, the Rome Court of Appeals affirmed the judgment. Vimeo is now appealing to the Italian Supreme Court of Cassation. On June 1, 2023 RTI filed an action in the Supreme Court of New York, New York County to enforce the Civil Court's judgment of €8,500,000 (No. 652646/2023). The case was removed to federal court and is now pending in the Southern District of New York. See Reti Televisive Italiane S.p.A. v. Vimeo.com, Inc, No. 23 Civ. 05488 (S.D.N.Y.).

On June 2, 2019, the Civil Court of Rome concluded the second case (No. 62343/2015) and entered a judgment against Vimeo, awarding RTI damages of €4,746,273 plus interest and entering an injunction against Vimeo as to further acts infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. The Rome Court of Appeals declined to stay the judgment. On October 26, 2020, RTI commenced a lawsuit against Vimeo in the U.S. District Court for the Southern District of New York to enforce the damages award of the June 2019 judgment. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, No. 20 Civ. 8954 (S.D.N.Y.). On December 22, 2020, Vimeo and RTI filed, and the district court entered, a stipulation and order staying the U.S. proceedings pending the final outcome of the appeals from the Italian judgment at issue. On October 12, 2023, the Rome Court of Appeals published its decision affirming the lower court's judgment on liability but reducing the amount of damages to €3,865,161 plus interests and costs. On October 20, 2023, the U.S. District Court for the Southern District of New York entered an order lifting the stay of the U.S. enforcement proceedings (No. 20 Civ. 8954) and consolidating the two enforcement proceedings (No. 20 Civ. 8954 and No. 23 Civ. 05488). Vimeo has until November 10, 2023 to file a motion to stay or dismiss the cases.

On April 7, 2023, the Civil Court of Rome published a decision finding in favor of Vimeo and dismissing the third case (No. 59780/2017) in its entirety. On October 9, 2023, RTI served Vimeo with its appeal challenging the court's decision in the third case.

On October 18, 2022, the Civil Court of Rome issued a decision in the fourth case, Medusa Film v. Vimeo, Inc. (No. 74775/2017) finding liability but rejecting RTI's damage calculation and reserving judgment as to the amount of damages. On November 30, 2022, RTI served a notice of appeal challenging the court's decision on damages.

Vimeo believes that the allegations in these lawsuits are without merit and will defend vigorously against them.
Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs' copyrights by hosting and streaming user-uploaded videos that contain plaintiffs' copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief and damages to be quantified in a separate proceeding. Additionally, the complaint seeks potential penalties of €10,000 per day of delay in removing unauthorized works after receipt of a court order to do so, if applicable. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. The parties have exchanged briefs, and the next hearing is scheduled for December 19, 2023. Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Illinois Biometric Information Privacy Act Litigation
On September 9, 2019, Bradley Acaley filed, on behalf of himself and other similarly situated individuals, a putative class action complaint against Vimeo in the Circuit Court of Cook County, Illinois. See Bradley Acaley v. Vimeo, Inc., Acaley v. Vimeo.com, Inc., Case No. 2019 CH10873 (Ill. Cir. Ct.). Vimeo thereafter removed the case to the U.S. District Court for the Northern District of Illinois, where it is now pending. See Bradley Acaley v. Vimeo, Inc., No. 19 Civ. 7164 (N.D. Ill.). In his complaint, plaintiff asserts that Vimeo's Magisto mobile application collected facial biometric information in a manner that violated his rights under the Illinois Biometric Information Privacy Act ("BIPA"), and he seeks, among other things, injunctive relief and monetary damages.

On May 29, 2022, the parties entered into a settlement agreement that, subject to court approval, will result in certain payments to class members in exchange for releases to Vimeo. On June 6, 2022, the case was, pursuant to the parties' stipulation, remanded from federal court back to the Circuit Court of Cook County, Illinois On July 22, 2022, plaintiffs' counsel filed a motion for preliminary approval of the settlement agreement, and the court issued an order granting preliminary approval of the $2.3 million settlement on January 20, 2023. On August 3, 2023, the court entered an order granting final approval of the settlement agreement and dismissing the case with prejudice and Vimeo paid the settlement amount during the third quarter of 2023.

Vimeo denies liability in connection with this lawsuit.
NOTE 12—RELATED PARTY TRANSACTIONS
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. The total related charges for the three and nine months ended September 30, 2023 and 2022 were both $0.8 million, and $1.3 million and $3.6 million, respectively. During the three and nine months ended September 30, 2023 these charges included $0.8 million related to Vimeo's coverage prior to the Spin-off under IAC's membership with a patent risk management service, RPX Corporation. At September 30, 2023, Vimeo had a current payable due to IAC of $0.8 million, which was related to the RPX membership and included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet, and was subsequently paid in October 2023. At December 31, 2022, there was no amount due to IAC.
Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for the space Vimeo had previously occupied in IAC's headquarters building at 555 West 18th Street in New York City. Vimeo exited this space on June 30, 2022. Additionally in November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At September 30, 2023 and December 31, 2022 Vimeo had a current lease liability of $2.3 million and $2.0 million included in "Accrued expenses and other current liabilities", respectively, and a non-current lease liability of $11.3 million and $13.0 million included in "Other long-term liabilities", respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and nine months ended September 30, 2023 and 2022 were $0.9 million and $2.6 million, and $0.7 million and $3.7 million, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 13—RESTRUCTURING
During the quarters ended March 31, 2023 and September 30, 2022, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 11% and 6% of its employees, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $4.9 million of restructuring costs for the nine months ended September 30, 2023 and $4.2 million of restructuring costs for the three and nine months ended September 30, 2022.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Restructuring costs:
Cost of revenue	$—	$—	$298	$—
Research and development expense	—	2,282	2,813	2,282
Sales and marketing expense	—	1,133	1,078	1,133
General and administrative expense	—	768	699	768
Total	$—	$4,183	$4,888	$4,183
As of September 30, 2023, all payments under the restructuring plans have been made.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and nine months ended September 30, 2023 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,397.3	1,539.1	(9)%	1,397.3	1,539.1	(9)%
Average Subscribers	1,414.7	1,552.5	(9)%	1,451.2	1,546.9	(6)%
ARPU	$202	$196	3%	$197	$200	(1)%
Bookings	$67,409	$70,044	(4)%	$213,572	$227,210	(6)%

Vimeo Enterprise:
Subscribers	3.0	2.1	46%	3.0	2.1	46%
Average Subscribers	2.9	2.0	45%	2.6	1.8	43%
ARPU	$20,848	$19,847	5%	$20,154	$20,883	(3)%
Bookings	$18,050	$11,639	55%	$49,786	$30,574	63%

Other:
Subscribers	71.0	102.0	(30)%	71.0	102.0	(30)%
Average Subscribers	74.3	108.4	(31)%	82.2	120.4	(32)%
ARPU	$1,019	$784	30%	$937	$750	25%
Bookings	$14,403	$14,527	(1)%	$38,554	$49,044	(21)%
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
•Subscribers is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. Vimeo counts each account with a subscription plan as a subscriber. In the case of customers who maintain accounts across Self-Serve & Add-Ons, Vimeo Enterprise, and Other, Vimeo counts them as one subscriber for each of the components in which they maintain a subscription. Vimeo does not count team members who have access to a subscriber's account as additional subscribers.
•Average Subscribers is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User ("ARPU") is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of days in that year.
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
•Vimeo Restricted Shares consist of 3,247,000 shares of Vimeo common stock underlying the Amended and Restated Restricted Stock Agreement entered into between the Company and Mr. Levin, Special Advisor to the Board and former Chairman of the Board, on March 20, 2023.
•Credit Facility is the $100 million revolving credit facility entered into on February 12, 2021 by Vimeo.com, Inc., which was terminated in accordance with its terms effective June 30, 2023.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) to Adjusted EBITDA, for the three and nine months ended September 30, 2023 and 2022.

MANAGEMENT OVERVIEW
Vimeo is the world's leading all-in-one video software solution, providing the full breadth of video tools through a software-as-a-service model. Vimeo's comprehensive and cloud-based tools empower its users to create, collaborate and communicate with video on a single, turnkey platform.
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

Results of Operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	21	23	22	24
Gross profit	79	77	78	76
Operating expenses:
Research and development expense	22	32	26	32
Sales and marketing expense	35	40	37	40
General and administrative expense	17	24	11	26
Depreciation	—	—	—	1
Amortization of intangibles	—	1	1	1
Total operating expenses	74	98	76	99
Operating income (loss)	5	(21)	2	(23)
Interest expense	—	—	—	—
Other income, net	3	2	3	1
Earnings (loss) before income taxes	9	(19)	5	(22)
Income tax provision	(1)	(1)	(1)	—
Net earnings (loss)	8%	(20)%	4%	(23)%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$71,935	$76,737	$(4,802)	(6)%	$214,358	$231,074	$(16,716)	(7)%
Vimeo Enterprise	15,220	9,960	5,260	53%	39,691	28,856	10,835	38%
Other	19,098	21,436	(2,338)	(11)%	57,621	67,534	(9,913)	(15)%
Total revenue	$106,253	$108,133	$(1,880)	(2)%	$311,670	$327,464	$(15,794)	(5)%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Revenue decreased $1.9 million, or 2%, due primarily to decreases of $4.8 million, or 6%, in Self-Serve & Add-Ons and $2.3 million, or 11%, in Other, partially offset by an increase of $5.3 million, or 53%, in Vimeo Enterprise.
The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 3% in ARPU. The decrease in Other was a result of the Company actively deprecating a number of products in this category. The increase in Vimeo Enterprise was primarily due to increases of 45% and 5% in Average Subscribers and ARPU, respectively.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Revenue decreased $15.8 million, or 5%, due primarily to decreases of $16.7 million, or 7%, in Self-Serve & Add-Ons and $9.9 million, or 15%, in Other, partially offset by an increase of $10.8 million, or 38%, in Vimeo Enterprise.

The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 6% in Average Subscribers. The decrease in Other was a result of the Company actively deprecating a number of products in this category. The increase in Vimeo Enterprise was primarily due to an increase of 43% in Average Subscribers, partially offset by a decrease of 3% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$21,802	$25,247	$(3,445)	(14)%	$68,319	$78,881	$(10,562)	(13)%
Gross profit	$84,451	$82,886	$1,565	2%	$243,351	$248,583	$(5,232)	(2)%
Gross margin	79%	77%			78%	76%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Cost of revenue decreased $3.4 million, or 14%, due primarily to decreases of $1.9 million in hosting fees driven by cost optimization initiatives and $0.7 million in customer care personnel costs driven by lower outsourced costs.
Gross profit increased $1.6 million, or 2%, due primarily to cost optimization initiatives for hosting which as a percentage of revenue decreased, partially offset by the decrease in revenue.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Cost of revenue decreased $10.6 million, or 13%, due primarily to decreases of $5.4 million in hosting fees driven by cost optimization initiatives, $2.2 million in customer care personnel costs driven by lower outsourced costs, $1.2 million in in-app purchase fees as the Company is actively deprecating the consumer-facing portion of the Magisto business, and $1.2 million in credit card processing fees driven by lower Bookings from Self-Serve & Add-Ons.
Gross profit decreased $5.2 million, or 2%, due primarily to the decrease in revenue, partially offset by cost optimization initiatives for hosting which as a percentage of revenue decreased.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Research and development expense	$23,153	$34,378	$(11,225)	(33)%	$81,089	$104,524	$(23,435)	(22)%
Sales and marketing expense	36,704	43,554	(6,850)	(16)	116,455	129,790	(13,335)	(10)
General and administrative expense	18,396	26,461	(8,065)	(30)	34,645	84,783	(50,138)	(59)
Depreciation	168	141	27	20	1,198	2,054	(856)	(42)
Amortization of intangibles	347	1,234	(887)	(72)	2,491	3,866	(1,375)	(36)
Total operating expenses	$78,768	$105,768	$(27,000)	(26)%	$235,878	$325,017	$(89,139)	(27)%
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Research and development expense decreased $11.2 million, or 33%, due primarily to decreases of $5.8 million in stock-based compensation expense and $2.7 million in compensation expense and other employee-related costs, both driven by a decrease in headcount. Additionally, the third quarter of 2022 included restructuring costs of $2.3 million associated with a reduction-in-force.

Sales and marketing expense decreased $6.9 million, or 16%, due primarily to decreases of $3.3 million in advertising costs as we focus on higher-efficiency customer acquisition channels, $1.5 million in compensation expense and other employee-related costs driven by a decrease in headcount. Additionally, the third quarter of 2022 included restructuring costs of $1.1 million associated with a reduction-in-force.
General and administrative expense decreased $8.1 million, or 30%, due primarily to decreases of $5.2 million in stock-based compensation expense and $1.1 million in compensation expense and other employee-related costs driven by lower usage of temporary resources. The decrease in stock-based compensation expense was driven by the resignation of Vimeo's former Chairman of the Board and corresponding modification of the Vimeo Restricted Shares and the forfeiture of unvested equity awards held by Vimeo's former CEO upon her resignation.
Depreciation was nearly flat compared to the prior year period.
Amortization of intangibles decreased $0.9 million due primarily to certain intangible assets related to the 2019 acquisition of Magisto reaching the end of their estimated useful lives in the second quarter of 2023.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Research and development expense decreased $23.4 million, or 22%, due primarily to decreases of $14.4 million in compensation expense and other employee-related costs and $7.7 million in stock-based compensation expense, both driven by a decrease in headcount.
Sales and marketing expense decreased $13.3 million, or 10%, due primarily to a decrease of $13.1 million in advertising costs as we focus on higher-efficiency customer acquisition channels.
General and administrative expense decreased $50.1 million, or 59%, due primarily to decreases of $40.2 million in stock-based compensation expense and $7.4 million in provision for credit losses driven by a decrease in aged accounts receivable balances as a result of improved cash collections. The decrease in stock-based compensation expense was driven by the resignation of Vimeo's former Chairman of the Board and corresponding modification of the Vimeo Restricted Shares and the forfeiture of unvested equity awards held by Vimeo's former CEO upon her resignation.
Depreciation decreased $0.9 million due primarily to fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the office space it occupied in IAC's headquarters, partially offset by costs associated with an asset retirement obligation incurred in the first quarter of 2023.
Amortization of intangibles decreased $1.4 million due primarily to the factor described above in the three-month discussion.
Operating income (loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Operating income (loss)	$5,683	$(22,882)	$28,565	NM	$7,473	$(76,434)	$83,907	NM

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Operating income (loss) increased $28.6 million due to an increase in gross profit of $1.6 million and a decrease in operating expenses of $27.0 million. The increase in gross profit was due to improved gross margin (79% in 2023 compared to 77% in 2022), partially offset by lower revenue. The decrease in operating expenses was due primarily to decreases in stock-based compensation expense of $12.2 million, compensation expense and other employee-related costs of $5.3 million, restructuring costs of $4.2 million associated with the reduction-in-force completed in the third quarter of 2022, and advertising costs of $3.3 million.

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Operating income (loss) increased $83.9 million due to a decrease in gross profit of $5.2 million, more than offset by a decrease in operating expenses of $89.1 million. The decrease in gross profit was due to lower revenue, partially offset by improved gross margin (78% in 2023 compared to 76% in 2022). The decrease in operating expenses was due primarily to decreases in stock-based compensation expense of $46.9 million, compensation and other employee-related costs of $17.1 million, advertising costs of $13.1 million, and provision for credit losses of $7.4 million.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Adjusted EBITDA	$12,820	$2,085	$10,735	NM	$21,083	$(14,726)	$35,809	NM
As a percentage of revenue	12%	2%			7%	(4)%
For a reconciliation of net earnings (loss) to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended September 30, 2023 compared to the three months ended September 30, 2022
Adjusted EBITDA increased $10.7 million to $12.8 million, primarily due to an increase in gross profit and decreases in compensation expense and other employee-related costs and advertising costs.
For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022
Adjusted EBITDA increased $35.8 million to $21.1 million, primarily due to a decrease in gross profit, more than offset by decreases in compensation expense and other employee-related costs, advertising costs, and provision for credit losses.
Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Interest expense	$—	$(124)	$124	(100)%	$(998)	$(367)	$(631)	NM

Foreign exchange gains, net	$308	$961	$(653)	(68)%	$245	$2,016	$(1,771)	(88)%
Interest income	3,349	1,238	2,111	NM	9,027	1,696	7,331	NM
Loss on sale of an asset	—	—	—	NM	(37)	—	(37)	NM
Other income, net	$3,657	$2,199	$1,458	66%	$9,235	$3,712	$5,523	NM

Interest expense decreased $0.1 million for the three months ended September 30, 2023 due to the termination of the Credit Facility in the second quarter of 2023, and increased $0.6 million for the nine months ended September 30, 2023, due to the recognition of the unamortized deferred financing costs associated with the termination of the Credit Facility in the second quarter of 2023.
Other income, net increased $1.5 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, due primarily to the increase in Interest income driven by an increase in interest rates on the Company's money market funds, partially offset by lower foreign currency remeasurement gains.

Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change	% Change	2023	2022	Change	% Change
	(In thousands)
Income tax provision	$(876)	$(609)	$(267)	44%	$(2,073)	$(1,387)	$(686)	49%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision increased as a result of an increase in earnings before income taxes. The difference between the effective income tax rate and federal statutory rate primarily relates to the effects of international tax provisions as required under the 2017 Tax Cuts and Jobs Act, stock-based awards, and movements in the valuation allowance.

PRINCIPLES OF FINANCIAL REPORTING
We have provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that this non-GAAP financial measure is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is one of the metrics on which our internal budgets are based and also one of the metrics by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP financial measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income (loss) excluding: (1) stock-based compensation expense; (2) depreciation; (3) acquisition-related items consisting of (i) amortization of intangible assets, (ii) impairments of goodwill and intangible assets, if applicable, and (iii) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (4) restructuring costs associated with exit or disposal activities such as a reduction-in-force. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net earnings (loss) to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net earnings (loss)	$8,464	$(21,416)	$13,637	$(74,476)
Add back:
Income tax provision	876	609	2,073	1,387
Other income, net	(3,657)	(2,199)	(9,235)	(3,712)
Interest expense	—	124	998	367
Operating income (loss)	5,683	(22,882)	7,473	(76,434)
Add back:
Stock-based compensation expense	7,122	19,394	5,429	52,259
Depreciation	168	141	1,198	2,054
Amortization of intangibles	347	1,234	2,491	3,866
Contingent consideration fair value adjustments	(500)	15	(396)	(654)
Restructuring costs	—	4,183	4,888	4,183
Adjusted EBITDA	$12,820	$2,085	$21,083	$(14,726)

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
Restructuring costs consist of costs associated with exit or disposal activities such as severance and other post-employment benefits paid in connection with a reduction-in-force. We consider these costs to be non-recurring in nature and therefore, are not indicative of current or future performance or the ongoing cost of doing business.

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents:
United States	$275,946	$265,252
All other countries	14,618	9,245
Total cash and cash equivalents	$290,564	$274,497
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information
In summary, Vimeo's cash flows are as follows:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash provided by (used in)
Operating activities	$27,803	$(38,756)
Investing activities	$531	$962
Financing activities	$(11,603)	$(10,579)
Net cash provided by (used in) operating activities consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital.
2023
Adjustments to net earnings consisted primarily of $5.4 million of stock-based compensation expense, non-cash lease expense of $3.4 million, and amortization of intangibles of $2.5 million. The increase from changes in working capital consisted of an increase of $5.0 million in deferred revenue and a decrease in accounts receivable of $3.5 million, partially offset by a decrease of $6.2 million in accounts payable and other liabilities. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 cash bonuses in 2023, lease payments, payment of a contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements"), and the timing of invoice and accrual payments, partially offset by accruals for 2023 cash bonuses expected to be paid in 2024.
Net cash provided by investing activities included proceeds of $0.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business.
Net cash used in financing activities included $5.8 million related to contingent consideration arrangements (the portion up to the amount recorded in purchase accounting as described in "Note 4—Fair Value Measurements") and $5.7 million of withholding taxes paid related to the exercise of equity awards.
2022
Adjustments to net loss consisted primarily of $52.3 million of stock-based compensation expense, provision for credit losses of $7.8 million, non-cash lease expense of $4.6 million, $3.9 million of amortization of intangibles, and $2.1 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $19.2 million and an increase in accounts receivable of $11.9 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments, the payment of 2021 cash bonuses in 2022, and lease payments, partially offset by accruals related to 2022 cash bonuses expected to be paid in 2023. The increase in accounts receivable was due primarily to the implementation of a new billing system.

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
Liquidity Assessment
At September 30, 2023, Vimeo had $290.6 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. The Company's forecast indicates that it may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, could incur additional costs. Vimeo does not currently expect to incur significant capital expenditures.
Vimeo's liquidity could be negatively affected by a decrease in demand for our products and services, or the occurrence of unexpected expenses. Vimeo may need to raise additional capital through future debt or equity financings to make additional acquisitions and investments or to provide for greater financial flexibility. Additional financing may not be available on terms favorable to Vimeo or at all.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under "Note 11—Contingencies" in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors
In addition to the risk factors below and information set forth in this Form 10-Q, you should carefully consider the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us.
Risks Related to Our Business and Strategy
We depend on key third-party vendors to provide core services.
We depend on third-party vendors to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers and process payments. Specifically, Google Cloud Platform ("GCP") provides us with hosting and computing services, Amazon Web Services ("AWS") provides us with hosting services and we use multiple CDNs to deliver traffic worldwide. Certain of these third-party vendors have experienced outages in the past that have caused key Vimeo video services to be unavailable for several hours. We do not have automated cross-vendor redundancy for GCP or AWS. Consequently, outages in those services materially affect our video services. Outages may expose us to having to offer credits to subscribers, loss of subscribers and reputational damage. We may not be able to fully offset these losses with any credits we might receive from our vendors.
Risks Related to Human Capital
Prolonged economic uncertainties and geopolitical tensions, including the Russian invasion of Ukraine and the ongoing conflict between Israel and Hamas, have impacted our teams and business operations.
Since 2017, we have had operations in Ukraine. As of the year ended December 31, 2022, we had 78 employees in Ukraine. Our Ukraine team is primarily focused on research and developments activities, with 68% of the team in engineering roles. On February 24, 2022, Russia invaded Ukraine. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. We remain committed to supporting our Ukraine team members and are prioritizing safety over work. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, following Russia's invasion of Ukraine, the United States, European Union, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.

Additionally, as of October 31, 2023, we had 99 employees in Israel. Our Israel team covers several areas of our business, from engineering and product to quality assurance and customer support. Due to the war between Israel and Hamas that began on October 7, 2023, some of our employees in Israel have been called to active military duty and we expect that additional employees may be called in the future, if needed. Additionally, we have been forced to close our Israel office or operate at limited capacity for several days and may need to do so again for an unknown period of time. As a result, our operations in Israel have been impacted, and may continue to be disrupted if this conflict continues for a significant period of time or if the situation further deteriorates. The safety and well-being of our employees takes precedence, and we will continue to evaluate the situation and adjust operation plans as needed.
Risks Related to User Content and Personal Information
Our business involves hosting large quantities of user content.
Our business is hosting video content supplied by others. Some of the videos uploaded to our platform will invariably violate a third party's rights or a law, rule or regulation, and if so, we could, in turn, face lawsuits, liability and negative publicity for hosting such content.
We collect, store, and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business.
We collect, store and process large amounts of content and personal information of our users. A significant portion of this data is private or intended for a limited audience. For example, one of our core product features is the ability of users to set privacy settings to their videos and thereby determine how the video is to be distributed. A large portion of the videos we host are not publicly available or are available only through channels determined by our users. In addition, we rely on user information, including automatically collected information, to operate our business.
Any partial failure of an information security control either resulting from an end user error, internal or external malfeasance, misconfiguration or an unknown or not yet remediated vulnerability may result in unauthorized access or inadvertent disclosure of such data. We routinely solicit and receive reports from security researchers regarding potential vulnerabilities in our applications or integrated third-party software.
A data breach could expose us to regulatory actions and litigation under applicable privacy laws. Depending on the circumstances, we may be required to disclose a suspected breach to regulators, enterprise customers, affected individuals and/or the public. This could lead to regulatory action including the possibility of fines, class-action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data protection agreements with enterprise customers and partners and/or higher premiums for cyber insurance, as well as harm to our brand and customer confidence.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion, computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. In April 2023, we hired a new Chief Information Security Officer, who has undertaken a comprehensive review of our information security systems and processes. As a result, we have significantly increased our cybersecurity controls over the last six months. Significant work remains, but we expect to see additional incremental improvement in our cybersecurity risk management over the next six to twelve months.

We have identified vulnerabilities in our products and services as well as third-party and open-source software that we depend on in the past, and we expect that we will continue to identify vulnerabilities in the future. While we are continually working to expand and enhance the efficiency and scalability of our technology and network systems, we cannot be certain that we will be able to address any vulnerabilities in our software products and services that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We will continue to make prioritization decisions to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business. Any interruptions or outages, regardless of the cause, could negatively impact our users' experiences with our products, tarnish our brands' reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the service.
As a highly visible brand, we continue to be the target of cyberattacks by malicious actors, and our actual or perceived failure to adequately protect personal information and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.
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
A cyberattack may cause significant and lasting negative consequences. We may face significant expense in responding to the attack, severely diminished operational capacity, and the loss of data necessary to operate. If the attack results in a data breach, we may be subject to legal liability. Even if financial, legal, or operational harm is avoided, an attack could cause persistent reputational harm to our company. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents. Like other global companies, we face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combating these security threats.
Our users and subscribers could also be targeted by malicious actors. In the past, we have had instances in which user passwords were guessed by malicious actors or were exposed in breaches of other services and then used by malicious actors to access the user's account in our system. These cases take time to remediate and are frustrating for our users and subscribers, some of whom may blame us for the situation. Additionally, we have experienced cases where user error has caused private data to be exposed. Incidents affecting user data, regardless of the cause, take time for us to investigate and can be frustrating for our users.
Risks Related to Laws and Regulations
We and our service providers collect, process, transmit and store certain personal information from our users, which creates legal obligations and exposes us to potential liability under federal, state, and international laws applicable to privacy and data protection.

We are subject to a variety of existing and new laws concerning the collection, storing, processing, and transferring of user information. In the U.S., we are subject to federal laws, such as Section 5 of the Federal Trade Commission Act and the Video Privacy Protection Act, as well as a variety of state laws including the California Consumer Privacy Act and the Illinois Biometric Information Protection Act. Current or future privacy-related legislation and governmental regulations pertaining to the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, laws such as the Illinois Biometric Information Privacy Act restrict the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Such legislation and regulations have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks. Legislation and governmental regulations related to the use of biometrics and other video analytics may also influence our current and prospective customers' activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. It is also not clear how existing and future laws and regulations governing issues such as biometrics and other video analytics apply or will be enforced with respect to the products and services we sell. The failure to comply with applicable privacy laws could lead to regulatory actions, including the possibility of fines, class-action or traditional litigation, reputational harm and/or costly investigation and remediation efforts. We have been sued for violating the Illinois Biometric Information Protection Act (see the section entitled "Part 1. Item 13-Commitments and Contingencies").
Outside of the U.S., we are subject to privacy laws of the countries in which we conduct business. For example, the European Union's General Data Protection Regulation ("GDPR") imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU. The GDPR authorizes fines up to 4% of a company's annual turnover. Privacy laws have proliferated in the past several years, both in the U.S. and worldwide. Because of the speed of change in the area of privacy law, it is impossible to foresee changes in the regulatory environment and we may be forced to make sudden operational shifts in an effort to maintain compliance. New laws, or new interpretations of or stricter enforcement of existing laws, may increase our compliance costs, restrict our ability to determine how our users are using our services, and increase our potential liability in the event of non-compliance. For example, in Europe, we have had to make changes to how we use cookies and other tracking technologies and these changes have reduced our visibility into how our users are using our services.
Our ability to transfer personal information to the United States and other jurisdictions may be restricted.
Some countries outside of the United States (including European Union member states, other members of the European Economic Area ("EEA"), Switzerland and the United Kingdom) may limit the transfer of certain data regarding their residents to other countries. Such laws have the potential to adversely affect our business. For example, we rely on approved legal mechanisms for transferring personal information subject to GDPR. In 2020, one such mechanism, the EU-U.S. Privacy Shield Framework, was invalidated in the Schrems II case by the Court of Justice of the European Union, which not only removed the Privacy Shield Framework as a valid mechanism for transfers to the U.S., but also called into question the validity of other commonly used data transfer mechanisms such as the standard contractual clauses. Although the new EU-U.S. Data Privacy Framework ("DPF"), a self-certification program that facilitates lawful cross-border transfers of personal information to companies in the U.S. in compliance with EU law, became effective in July 2023, it is still unclear whether EEA-based customers will be eager to rely on the DPF as a long-term solution given that legal challenges similar to Schrems II are expected to arise. The uncertainty around data transfers and global trends relating to national data localization could continue to present risks with respect to non-compliance, as well as increased costs to comply with complex and evolving requirements. Additionally, we continue to transfer data from the EU to the U.S. using alternative mechanisms including standard contractual clauses, which were updated in 2021. The use of standard contractual clauses to legalize transfers to the U.S. has been challenged. In addition, rulings by certain European data protection authorities have indicated that, in some cases, U.S.-based providers cannot legally import personal information from the EU due to their inability to ensure that the personal information of European residents is safeguarded from governmental interception or surveillance.
If we were unable to legally transfer personal information from the EU (or any other country) to the U.S., we could face fines for noncompliance and we may have to host personal information locally. Should this occur, we would face higher costs and operational challenges, which could adversely affect our business and gross margin. Additionally, this may adversely affect our enterprise business, including our financial results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2023.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended September 30, 2023.

Item 5.    Other Information
During our fiscal quarter ended September 30, 2023, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#	Memorandum of Understanding between Anjali Sud and the Company, dated July 5, 2023	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 2, 2023.
10.2#	Offer Letter between Adam Gross and the Company, dated July 4, 2023	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2023.
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
# Management contract or compensatory plan or arrangement
* The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	November 7, 2023	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)