Form 10-K
period 2023-12-31
Vimeo, Inc.
filed 2024-02-22
CIK 1837686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2023, the aggregate market value of shares of Vimeo common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2023) was approximately $629 million. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 15, 2024, the following shares of the registrant’s common stock were outstanding:

Common Stock	158,644,681
Class B common stock	9,399,250
Total	168,043,931

Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2024 Annual Meeting of Stockholders.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance, and our revenue has declined,
•our limited operating history as a pure software-as-a-service (“SaaS”) company and our limited history of selling such plans through our sales force,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•the user or capabilities of artificial intelligence in our offerings may result in reputational harm and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•weakened global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the U.S. or other jurisdictions in which we operate, our operating results will suffer,
•we may experience a disruption of our business activities due to senior executive transitions,
•we have been the target of cyberattacks by malicious actors,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity,
ii

performance, or achievements. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. Any forward-looking statements only speak as of the date of this document, and we undertake no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified by these cautionary statements.
iii

PART I
Item 1. Business
For the purpose of the following business description about Vimeo, “we,” “our” or “us” refers to Vimeo.com, Inc. (formerly known as Vimeo, Inc.) with respect to periods prior to the completion of the Spin-off (as defined below) and to Vimeo, Inc. (formerly known as Vimeo Holdings, Inc.) with respect to periods following the completion of the Spin-off.
Overview
Our Mission
Our mission is to unlock high-quality video proficiency for any profession.
Vimeo is pushing the limits of what video can do because we believe every business and profession can harness the power of video to better connect with their audiences, motivate their teams, and grow both culturally and financially.
We proudly serve a diverse community of hundreds of millions of users — from Oscar winners to globally distributed teams at the world's largest businesses, ensuring that high-quality, immersive video creation is accessible to all.
Who We Are: Pioneering the Future of Video Storytelling
Vimeo stands as the world’s most innovative video experience platform, providing a full breadth of video tools through a software-as-a-service (“SaaS”) model. Our core focus is to transform the way people create and share videos by providing cutting-edge products and a platform that bridges technology with creative innovation. We cater to the evolving needs of video storytelling, from traditional graphic design to modern tools that enhance fluid storytelling and adapt to changing viewer preferences. We provide a turnkey cloud-based solution that eliminates barriers to using video and solves essential video needs, including:
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
Our users include large organizations, small businesses, creative professionals, marketers, and digital agencies. They range from the Emmy-nominated animator working on her next short, to the beauty entrepreneur creating videos for Instagram and her Shopify store, to the Fortune 500 company live streaming town halls and remotely training sales associates at stores around the world.
The Vimeo brand is well known and highly regarded, the majority of our new customers finding us organically. From pioneering HD video streaming to acquiring companies at the forefront of video technology like Wibbitz, Wirewax, and Livestream, Vimeo continues to push the boundaries of video technology with groundbreaking products and AI-powered solutions. Today, Vimeo offers a comprehensive suite of video solutions, including industry-leading video hosting and management, intuitive video creation and editing, and insightful analytics and enterprise tools.

Why We Exist: Redefining Business Communication, Empowering Creativity
In the past decade, video has gone from a form of entertainment to the most engaging and effective medium to communicate ideas, build brands, promote products, and connect with each other. As consumers spend more time online and as workforces become more distributed, businesses need to keep pace with their customers and employees, who increasingly expect to consume engaging video content. Vimeo is navigating the key shifts in the digital era, staying ahead of video technology, and championing ethical advancements. We are dedicated to empowering businesses of any size and democratizing video creation and distribution, making high-quality video storytelling accessible to all.
Vimeo fosters strong relationships with filmmakers and creators who serve as the inspiration to businesses who need to break through to their external and internal audiences through story. And we are equally committed to offering businesses robust tools for professional-quality video production that are cost-effective, user-friendly, and integrated with analytics for measurable ROI. Our platform provides a comprehensive solution for companies and filmmakers alike, to effortlessly collaborate, communicate, market, and manage video content.

What Makes Us Different: Unlocking High-Quality Video Experiences with Cutting-Edge Technology
Vimeo differentiates itself by embracing the nexus of technology and creative innovation. We lead in integrating AI-driven features like script generators and automated editing, simplifying and enhancing the creative process. Our strategic acquisitions, such as Wibbitz, and the introduction of ‘one take’ video creation, position us at the forefront of generative AI in video production and management. We strike a balance between maintaining creative standards and offering rapid, efficient tools for our customers, catering to their distinct needs and styles. Vimeo is not just a platform, but a transformative nexus in the industry, consistently evolving to equip professionals with tools that mirror industry innovations.
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
•Video works better than image and text. Video is the most engaging medium. According to data gathered by Statista in 2023, online videos had an audience reach of 92% among internet users worldwide, with 3.4 billion global video consumers.
•The nature of work is changing, and organizations must adapt. As workforces become more distributed and teams rely more on software to interact with their colleagues, video has become a critical tool to increase employee engagement, productivity and retention. A 2023 report from insivia found that 75% of executives watch work-related videos on business websites at least once a week, and that viewers retain 95% of a message when they watch it in a video compared to 10% when reading it in text.
•Video is broadly distributed. Today, mobile phones and tablets enable high-definition video recording and playback, 5G network coverage is expanding, and connected TVs have made their way to many households. With the average global consumer spending 17 hours a week watching online video content (based on 2023 data by Statista), we expect more viewing surfaces to emerge in the future, from emerging platforms to virtual reality headsets to augmented reality devices to self-driving cars. As audiences engage on more devices, businesses will increasingly need a central hub to publish video across these platforms.
Our Market Opportunity
Target customers
Our target customers include large organizations, small businesses, creative professionals, marketers, and digital agencies.
We believe that anyone who produces video content, markets to customers, works with distributed teams or hosts in-person experiences is a potential Vimeo user. We further believe that once our users begin to experience the benefits of our platform, they tend to expand their use of video internally and externally. As a result, we expect that use of our platform will increase the broader market penetration of video across all customer types and use cases.
Geographic market
Our market is global. Our products are used by customers in over 190 countries.
Total addressable market
Based on our internal estimates generated in 2022, we estimated our current total addressable market to be approximately $40 billion, growing to over $80 billion in 2027. We believe our opportunity includes a range of customer types, including freelancers, small businesses, mid-size businesses, enterprises and consumers.
Our Business Model and Services
We earn revenue primarily through a SaaS business model, selling subscriptions to our cloud-based software on an annual or monthly basis. We employ a “freemium” pricing strategy, offering free membership and access to our video tools alongside paid subscription plans for advanced video capabilities.
Anyone can access a free membership to Vimeo by signing up with an email address. We provide opportunities to upgrade to a paid subscription at natural points in the user’s experience, such as when a free user nears or hits a capacity limit on uploaded videos or bandwidth. We also highlight the advanced video capabilities of our subscription plans natively within our free user product experience.
We offer paid subscription plans on a self-serve basis, meaning that users can sign up directly through our website or apps and pay subscription fees with a credit card or an in-app purchase mechanism. We charge fees that range from $7 to $75 per month for features that vary depending on the plan type. These features include video creation, collaboration, distribution, hosting, marketing, monetization and analytics. We also offer the ability to add multiple team members to our higher-priced plans.

We also sell some subscription plans through our sales force. Those subscriptions include add-ons to our self-serve services, Vimeo Enterprise, and OTT, and provide additional features beyond our self-serve plans such as dedicated support, account management, service level agreements and professional live event services. Our contracts generally range from thousands to hundreds of thousands of dollars per year, and for the quarter ended December 31, 2023, more than 70% of our new Vimeo Enterprise contracts came from customers who were existing free users or self-serve subscribers first.
We acquire subscribers primarily through: (1) conversion of free users to subscribers through organic efforts including in-product messaging; (2) acquisition of subscribers through marketing spend, primarily through digital media channels; (3) our sales force; and (4) acquisition of subscribers through third party partnerships and integrations.
Our Strategy
We are focused on the following areas to drive our growth opportunity:
•Deliver product innovation: We continuously innovate and improve our platform by investing in research and development, customer insights and business intelligence analytics. We strive to make both our free and paid experiences more compelling so that our users find increasing value in our services.
•Drive an engaged community of viewers: Our adoption is driven by a virtuous cycle of users collaborating on and sharing videos. Free from the compromises of ad-supported social video platforms, Vimeo represents the destination where creators and viewers come together to get inspired and find like-minded people. It's a place where video, in its highest form, fosters engagement, creating connection and conversation. As a result, our addressable customer base expands each time anyone publishes or broadcasts videos to their audience, shares Vimeo links, collaborates with their team on a video, or embeds our video player on another platform. Our player is embedded on millions of websites and has powered over a hundred billion views.
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
•Drive efficiency and profitability: Our goal is to provide an innovative, high-quality user experience while maximizing efficiency, both in how users interact with our product and in our underlying cost structure and strategic investments. In 2023, we greatly improved our profitability while enhancing our platform and releasing innovative new video products. As part of our product-led growth strategy, we have prioritized product investment over paid marketing as a means of driving customer acquisition.
Competition and Competitive Advantages
Competition
Due to the breadth of our all-in-one video solution, we face competition from a range of companies that provide cloud-based video software tools:
•We compete with large social media platforms, such as YouTube, which allow users to upload and share videos for free. While these platforms provide far fewer video capabilities and are typically supported by advertising, they offer a large built-in audience, social media-specific features, and the ability to monetize video plays through advertising. We currently partner with many of these platforms and view our role as the agnostic distribution platform to help businesses create and publish content across social media.
•We compete with traditional online video distributors and virtual event and webinar providers, such as Brightcove, On24, and Kaltura, that provide video hosting, content management, distribution, analytics, and in-stream advertisements to larger customers. Operators of these services tend to focus on large media organizations and often also provide custom solutions. We further compete with targeted video point solutions that offer a subset of video capabilities such as screen recording or event-based live streaming.
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

Competitive advantages
We believe that our competitive advantages include:
•High-quality, easy to use, centralized video solution. Vimeo is unique in that we provide an integrated video software solution that eliminates the need to connect and pay for multiple software providers for video creation, hosting, distribution and analytics. Our video player delivers a best-in-class playback and live streaming experience for audiences of all sizes, optimized across devices, geographies, bandwidth and network performance. Our technology enables streaming of high dynamic range (HDR) video in up to 8K resolution, and is built to scale with organizations as their needs advance. The breadth of our tools enables us to offer more value at a competitive price point, and serve a broader range of customer types and use cases, which can be accessed through a self-serve and intuitive interface that can be easily navigated by even first-time users. Our platform removes the need for video-specific expertise and high-touch user support and troubleshooting. Our cloud-based software also runs natively on desktop and mobile devices without requiring any specialized hardware or need to download third-party software.
•Agnostic distribution providing cross-platform data. Social media platforms are overwhelmingly focused on increasing advertising dollars through viewership on their own properties. However, most businesses need and want to distribute their videos across many platforms to reach the highest number of potential customers. We are an agnostic provider who can facilitate distribution across these platforms as well as on websites, apps and marketplaces. Our business model is aligned with our users’ need to put their videos everywhere, and as a result we can provide more distribution opportunities than social media platforms can or are likely to provide. We therefore view social media platforms as our partners rather than competitors, and we already enable native distribution from Vimeo to Facebook, YouTube, LinkedIn, X (formerly known as Twitter) and Pinterest. As a result, we have deep insight into video engagement and performance across platforms. We expect to use this data over time to provide personalized insights, dynamically optimize content, improve video quality and recommend which types of videos to make, when and for which platform. Our ability to deliver smarter products and insights for our users increases with the more data we collect, and the amount of data we collect increases as our users grow.
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
•Economies of scale. As we store and deliver more video, we are able to reduce our variable costs. The significant scale at which we operate has enabled us to improve our margins. For example, our gross margin reached 78% for the quarter ended December 31, 2023. This further allows us to offer accessible pricing in areas that have been historically cost-prohibitive, such as professional-quality live streaming, over-the-top (OTT) delivery and 8K/HDR video streaming.
•Creative community. Many creatives whose work we have recognized as Staff Picks have said that Vimeo’s recognition helped them launch their video careers, and the majority of them showcased their work primarily on Vimeo. We believe that the diversity, size and engagement of our creative community is an asset that is difficult for others to replicate.
•Freemium to self-serve to Vimeo Enterprise pipeline. We believe our go-to-market strategy is better than that of our competitors because we are able to leverage a free user base to drive conversion from free users to self-serve to sales-assisted customers.
Technology
We use proprietary video creation, storage, delivery and playback technology that we have developed or acquired since our inception. We are at the forefront of adopting next-generation video codecs like HEVC and AV1, which use advanced data compression and state-of-the-art prediction techniques to increase video playback quality.
We invest heavily in research and development to drive product improvements and innovation. As of December 31, 2023, 37% of our employees were in product and engineering roles. The majority of our development work is done in-house, complemented by open-source software, off-the-shelf commercial software, and proprietary vendor-developed software.
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
Human Capital
As a software technology company, our employees are our number one resource. As of December 31, 2023, we had 1,070 full-time employees, of whom 459 were based outside of the U.S. None of our employees are covered by collective bargaining agreements. Overall, we consider our relations with employees to be good.
Our Company Culture
We believe that our "Team Vimeo" employee experience will foster professional growth. We are a mission-driven company, with actions driven by the following values:
•customer success,
•growth,
•alignment, intentionality and execution; and
•trust.
We achieve success by creating an inclusive environment where every employee can grow both our Company and their career through intentional culture, processes, and structure. We work to drive Company performance and growth by enabling teams and individuals to perform at their best, creating consistent team working norms to drive alignment and clarity, and career growth with opportunities for valuable skill development. Our global workforce strategy is designed to drive collaboration, productivity, and alignment.
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
As of December 31, 2023, our U.S. workforce was, based upon employee self-identification, 56% white, 14% Asian, 5% of two or more racial groups, 6% black, 11% of Hispanic or Latin background, and 0.04% Native Hawaiian or other Pacific Islander; 8% declined to self-identify. As of the same date, our workforce was 52% male, 47% female, and 1% non-binary. We publicly publish metrics on these and other measures of diversity at least annually.
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
We maintain an employee equity program in which we grant equity in the form of restricted stock units to certain of our employees.
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
Because we host user-uploaded content, we may be subject to laws concerning such content. In the U.S., we rely, to a significant degree, on laws that limit the liability of online providers for user-uploaded content, including the Digital Millennium Copyright Act of 1998 (DMCA) and Section 230 of the Communications Decency Act of 1996. The immunities conferred by Section 230 could also be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In recent years, various members of the U.S. Congress introduced bills to limit Section 230 and decisions in cases currently before the U.S. Supreme Court could limit protections provided to website publishers by Section 230. Future changes to Section 230 could result in additional compliance costs for us and/or exposure to additional liabilities. Further, countries outside the U.S. generally do not provide as robust protections for online providers and may instead regulate such entities to a higher degree. For example, in certain countries, online providers may be liable for hosting certain types of content or may be required to remove such content within a short period of time upon notice. Additionally, Directive (EU) 2019/790 on copyright and related rights in the Digital Single Market (“DSM Directive”) creates a distinct liability regime for "online content-sharing service providers" when they give the public access to copyright works uploaded by their users. To the extent, if at all, elements of our service constitute an "online content-sharing service provider," the DSM Directive sets out certain requirements which must be met to be exempt from liability with respect to user- and subscriber- uploaded content.
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
Additionally, the Federal Trade Commission regulates deceptive or unfair commercial activities and can impose significant injunctive and monetary remedies for violations.
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
Available Information
Our website is located at https://www.vimeo.com, and our investor relations website is located at https://www.investors.vimeo.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website at http://www.sec.gov that contains our SEC filings and other information regarding issuers that file electronically with the SEC.
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

Below is a high-level summary of the key risks and uncertainties associated with our business. It does not contain all of the information that may be important to you, and should be read together with the more detailed discussion of risks following this summary.
Risks Related to Our Business and Strategy
•Our prior rapid growth may not be indicative of future performance, and our revenue has declined.
•Competition in our market is intense.
•We may not be able to scale our business effectively.
•We may experience service interruptions.
•Our success depends on our ability to reach customers and acquire subscribers through digital app stores.
•We depend on key third-party vendors to provide core services.
•Weakened global economic conditions may harm our industry, business and results of operations.
•Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business, results of operations or financial condition.
Risks Related to Human Capital
•Our success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled individuals worldwide.
•Prolonged economic uncertainties and geopolitical tensions, including the Russian invasion of Ukraine and the ongoing conflict between Israel and Hamas, have impacted our teams and business operations.

Risks Related to User Content and Personal Information
•We may face liability for hosting a variety of tortious or unlawful materials.
•We have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law.
•We collect, store, and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business.
•Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.
•As a highly visible brand, we continue to be the target of cyberattacks by malicious actors, and our actual or perceived failure to adequately protect personal information and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.
Risks Related to Laws and Regulations
•We and our service providers collect, process, transmit and store certain personal information from our users, which creates legal obligations and exposes us to potential liability under federal, state, and international laws applicable to privacy and data protection.
Risks Related to Ownership of Our Common Stock
•The market price and trading volume of our common stock has been, and may continue to be, volatile and has faced, and may continue to face, negative pressure.
•Our dual-class common stock structure and aspects of our charter and by-laws may negatively impact the market price of our common stock.
Risks Related to Our Business and Strategy

We have a history of losses, and we cannot assure that we will sustain profitability in the foreseeable future.

We achieved GAAP profitability in 2023, for the first time since our inception, but we cannot be certain as to if we will maintain GAAP profitability in future periods. Because the market for SaaS video services is rapidly evolving and highly competitive, we must continue to invest in research and development. If such investment does not allow us to scale or attract and retain users and subscribers, we will not be able to maintain profitability.

Our prior rapid growth may not be indicative of future performance, and our revenue has declined.

We experienced rapid growth during 2020 and the first half of 2021. Since then, we have seen our revenue growth rate decline, including a decline in year-over-year revenue in 2023. Many factors may contribute to declines in our revenue and our growth rate, including high prior period growth, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our revenue and our growth rate does not increase or declines further, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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
•our ability to acquire new subscribers sustainably, through a combination of organic efforts (continuing to convert a meaningful portion of our free user base into paying subscribers), paid acquisition (marketing), sales efforts and partnerships;
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

We have a limited operating history as a pure software-as-a-service (“SaaS”) company and a limited history of selling such plans through our sales force.

In our nearly two decades as a company, we have explored or experimented with various service offerings, including a proprietary streaming service, and various monetization methods, including advertising, transactions and subscriptions. In 2008, we began selling SaaS subscription plans on a “self-serve” basis (i.e., directly through online means). In 2017, we decided to focus on selling SaaS subscriptions, including plans sold through a sales force. Since then, we have significantly increased our sales headcount. As a result of our limited experience with sales-touch operations, we may experience inefficiencies and our cost of acquiring customers could decline relative to the lifetime revenue of those customers.

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

We rely heavily on data to run our business and make strategic decisions, including decisions about capital deployment. If we misread signals or lack the ability to accurately forecast demand, we may make the wrong decisions. This risk may be heightened in times of economic uncertainty. For example, in hindsight, we learned that part of the increased demand for our services associated with the COVID-19 pandemic, particularly for livestreaming and from segments such as faith and fitness, was specific to the response to the COVID-19 pandemic and could not be sustained when social distancing measures receded.

We may not have the right product/market fit and may not be able to attract free users or paid subscribers.

Our business depends upon attracting new subscribers and retaining existing ones. We rely on both organic means (e.g., search engine optimization, word of mouth, etc.) and paid marketing (e.g., online advertisements) to attract new customers, whether paid or unpaid. In addition, we must provide products with an attractive value proposition in order to both attract new subscribers and retain existing ones. We may fail to do that if we:
•fail to innovate and provide compelling and useful features that our users and subscribers want;
•release products that fail to reliably operate (due to bugs or service interruptions);
•release products too late relative to competitors;
•price our products in an uncompetitive manner;
•experience a decline in organic traffic to our web properties;
•fail to educate our users and subscribers about our features; or
•fail to reach potential paid subscribers through our advertising.

We may not be able to convert our free users into subscribers.

An essential part of our strategy for attracting subscribers depends upon offering basic services for free and converting a certain portion of our free users into subscribers over time. Historically, a majority of our subscribers have started as free users, and only a small percentage of free users became paying users over time. Our ability to convert users into subscribers at this or a higher rate may not materialize if:
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
•our users no longer have a need for our products;
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

Additionally, we are increasing our focus on product-led growth to attract more consumers organically, in a shift away from paid marketing efforts. Although we expect that product-led growth will lead to healthier conversion in the long-term, our shift to product-led growth and away from paid marketing may cause a near-term impact to our conversion efforts. Additionally, we may not be successful at our efforts to drive cost-effective organic traffic growth. If we are not able to effectively increase our traffic growth while decreasing in spend on performance marketing, we may need to rely more heavily on paid marketing efforts to acquire new subscribers and therefore achieve growth. Such a shift would cause us to incur higher costs in acquiring users, which would reduce our margin profile. In addition, some customers downgrade their subscription plans or do not renew their subscriptions.

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

The use or capabilities of artificial intelligence in our offerings may result in reputational harm and liability.

We are increasingly building artificial intelligence into many of our offerings, including generative artificial intelligence. As with many innovations, artificial intelligence presents additional risks and challenges that could affect its adoption and therefore our business. Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in additional costs, new or enhanced governmental or regulatory scrutiny, litigation, unintended consequences, such as discrimination or bias, errors in our systems, or other complications that could adversely affect our business, reputation, or financial results. We may also be subject to criticism for the way we use artificial intelligence, even if we are acting in a responsible manner. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may make it more difficult to operate our business or to protect our intellectual property. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts. Further, we may rely on third-party providers for the development and maintenance of our artificial intelligence systems, which could increase our risk of exposure to security breaches and other disruptions. Uncertainty around artificial intelligence, including generative artificial intelligence, may require additional investment to develop new approaches to attribute or compensate content creators, which could be costly. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

Some of our video services are integrated, typically through application programming interfaces (“APIs”), with numerous third parties, including companies that compete with us. For example, we provide a “publish to social” feature which allows our users and subscribers to publish their videos to their social media accounts (e.g., Facebook and YouTube). This type of feature makes our video services valuable because it effectively allows us to serve as a hub for managing all of the videos for a given user or subscriber across numerous platforms. If platforms change their policies to no longer permit this feature, our video services would be less attractive to our users and subscribers.

We depend on key third-party vendors to provide core services.

We depend on third-party vendors to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers and process payments. Specifically, Google Cloud Platform ("GCP") provides us with hosting and computing services, Amazon Web Services ("AWS") provides us with hosting services and we use multiple CDNs to deliver traffic worldwide. Certain of these third-party vendors have experienced outages in the past that have caused key Vimeo video services to be unavailable for several hours. We do not have automated cross-vendor redundancy for GCP or AWS. Consequently, outages in those services materially affect our video services. Outages may expose us to having to offer credits to subscribers, loss of subscribers and reputational damage. We may not be able to fully offset these losses with any credits we might receive from our vendors. Additionally, our forecast indicates that we may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, we could incur additional costs.

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

We may need additional funding as we continue to grow our business.

Although we had strong cash flow in 2023 and we believe we currently have sufficient cash flow to fund capital investments to grow our business, in the event of a changed capital profile or significant economic change, our cash flow may be insufficient. In such a situation, we may need to raise additional funds by way of a primary offering of shares of our common stock, which would dilute existing stockholders, or through borrowings, which may not be available to us on desired terms or at all. To obtain funding through borrowings, we may need to pledge assets and agree to certain financial covenants. A severe prolonged economic downturn could result in a variety of risks to the business, including weakening our ability to develop potential businesses and a decreased ability to raise additional capital when needed on acceptable terms, if at all.

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or the SaaS industry may harm us. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results.

More recently, although inflation came down in 2023, the U.S. has continued to experience higher inflation than in recent prior years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net income. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Risks Related to Human Capital

We may experience a disruption of our business activities due to senior executive transitions.

We have had several senior management changes recently, including the departure of our former Chief Executive Officer in August 2023 and the appointment of our current Interim Chief Executive Officer. Leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. In addition, newly appointed executives may view our business differently than prior members of executive management, and over time may make changes to our strategic focus, operations, business plans, existing personnel and their responsibilities. We may not be able to properly manage such shifts in focus, and any changes to our business may not ultimately prove successful.

Our success depends in part on having a successful leadership team. If we cannot effectively manage leadership transitions and management changes, it could be difficult to successfully operate our business and pursue our business objectives. We may not be able to retain the services of our current senior executives or other key employees. If we do not succeed in attracting, integrating, retaining and motivating well-qualified senior executives, our business could be materially and adversely affected.

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
•our ability to maintain our corporate culture while operating on a remote or hybrid basis; and
•the competitive landscape in the geographic markets for talent in which we compete.

Our compensation packages may not be sufficient to attract and retain talent.

While we have established compensation programs (which include cash compensation, equity-based programs and other benefits) to attract and retain employees, these compensation arrangements may not be sufficient in the highly competitive labor market in which we participate. In addition, although inflation came down in 2023, many of the countries in which we operate, including the United States, have continued to experience higher inflation than in recent prior years, which, among other reasons, has placed pressure on us to raise wages. Large competitors and non-competitors in the technology space may offer compensation arrangements that may significantly exceed those that we are able to offer. If we fail to provide competitive compensation arrangements, we may fail to attract and retain talent. In addition, if we do not ensure the effective transfer of knowledge to successors and smooth transitions (particularly in the case of senior management), our business may be adversely affected. On the other hand, if we increase compensation levels in a significant way in order to compete for talent, our profitability will suffer and, if we increase stock-based compensation, our stockholders will face further dilution. Additionally, increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Employee salaries and benefits expenses have increased as a result of economic growth and increased demand for business services among other wage-inflationary pressures, and we cannot assure that they will not continue to rise.

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

We operate our offices in a hybrid manner, with most of our employees working on a completely remote basis. Preservation of our corporate culture may be more difficult as many of our workforce have been working from home in connection with our hybrid workplace model. Even if we return to an office setting, we may experience productivity challenges associated with having some employees remote and some in person and having employees unable to work due to illness or childcare concerns. In addition, requirements to move back to a physical office environment could adversely affect the hiring and retention of employees who prefer to work remotely.

Prolonged economic uncertainties and geopolitical tensions, including the Russian invasion of Ukraine and the ongoing conflict between Israel and Hamas, have impacted our teams and business operations.

Since 2017, we have had operations in Ukraine. As of the year ended December 31, 2023, we had 69 employees based out of our Ukraine office. Our Ukraine team is primarily focused on research and development activities, with 84% of the team in engineering roles. On February 24, 2022, Russia invaded Ukraine. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. We remain committed to supporting our Ukraine team members and are prioritizing safety over work. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, following Russia's invasion of Ukraine, the United States, European Union, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.

Additionally, as of the year ended December 31, 2023, we had 99 employees based out of our Israel office. Our Israel team covers several areas of our business, from engineering and product to quality assurance and customer support. Due to the war between Israel and Hamas that began on October 7, 2023, some of our employees in Israel have been called to active military duty and we expect that additional employees may be called in the future, if needed. Additionally, we have been forced to close our Israel office or operate at limited capacity for several days and may need to do so again for an unknown period of time. As a result, our operations in Israel have been impacted, and may continue to be disrupted if this conflict continues for a significant period of time or if the situation further deteriorates. The safety and well-being of our employees takes precedence, and we will continue to evaluate the situation and adjust operation plans as needed.

Risks Related to User Content and Personal Information

Our business involves hosting large quantities of user content.

Our business involves hosting video content supplied by others. Some of the videos uploaded to our platform will invariably violate a third party's rights or a law, rule or regulation, and if so, we could, in turn, face lawsuits, liability and negative publicity for hosting such content.

We have been sued for hosting content that allegedly infringed on a third-party copyright.

We cannot guarantee that we will be shielded from third-party copyright infringement lawsuits and related liability for hosting user and subscriber content by laws such as the online safe harbor provisions of the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”), which are intended to limit the liability of online providers with respect to user- and subscriber-uploaded content. In addition, even if we ultimately succeed in demonstrating that the DMCA limits our liability, litigating these issues is costly and time-consuming. For details regarding pending lawsuits of this nature, see “Note 14—Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Regulators and legislators in the United States and in other countries may introduce new regulatory regimes that increase the potential liability for content available on our platform. For example, Directive (EU) 2019/790 on copyright and related rights in the Digital Single Market (“DSM Directive”) creates a distinct liability regime for "online content-sharing service providers" when they give the public access to copyright works uploaded by their users. To the extent, if at all, elements of our service constitute an "online content-sharing service provider", the DSM Directive sets out certain requirements which must be met to be exempt from liability with respect to user- and subscriber- uploaded content. Meeting these requirements requires significant time and resources and compliance may therefore negatively impact our financial prospects. To the extent applicable to our services, the DSM Directive may increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs. Additionally, our efforts to date have caused, and may continue to cause, friction with our users, which in turn causes damage to our brand. Additionally, we cannot guarantee that we will be compliant with foreign requirements. For example, as described in "Note 14—Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, we have been sued in Italy for the copyright infringement of our users.

There are also a number of new laws and legislative proposals in the United States, at both the federal and state level, and in the European Union, U.K. and other countries, aimed at limiting the scope of protections available to online services and/or further imposing new obligations that may affect our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to minors, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, and/or our litigation costs. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building or removing product features or tools that may not be favorable to our business, add payment obligations or compliance costs.

We could also face fines or orders restricting or blocking our service in particular countries as a result of content on our platform. For example, certain countries have implemented regulations that authorize fines or provide for throttling or blocking services for failures to comply with certain content removal and disclosure obligations, and other countries may enact similar legislation, which would impose penalties for failure to remove certain content. There can be no assurance that the tools we use for certain removal obligations or any new custom tools we develop will be sufficient to maintain compliance with the new regulations.

We may face liability for hosting a variety of tortious or unlawful materials.

In the United States, Section 230 of the Communications Decency Act ("Section 230") generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In the most recent session of Congress, multiple bills have been introduced to further limit Section 230. Some bills would repeal or substantially curtail Section 230, while some exempt specific claims or categories of content from Section 230’s reach.

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

Failure of an information security control, whether resulting from an end user error, internal or external malfeasance, misconfiguration or an unknown or not yet remediated vulnerability, may result in unauthorized access or inadvertent disclosure of such data. We routinely solicit and receive reports from security researchers regarding potential vulnerabilities in our applications or integrated third-party software.

A data breach could expose us to regulatory actions and litigation under applicable privacy laws. Depending on the circumstances, we may be required to disclose a suspected breach to regulators, enterprise customers, affected individuals and/or the public. This could lead to regulatory action, including the possibility of fines, class action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data protection agreements with enterprise customers and partners and/or higher premiums for cyber insurance, as well as harm to our brand and customer confidence.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion, computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. In April 2023, we hired a new Chief Information Security Officer, who has undertaken a comprehensive review of our information security systems and processes. As a result, we have made significant improvements to our cybersecurity controls and procedures over the last eight months, and expect to see additional incremental improvement in our cybersecurity risk management over the next six to twelve months.

We have identified vulnerabilities in our products and services as well as third-party and open-source software that we depend on in the past, and we expect that we will continue to identify vulnerabilities in the future. While we are continually working to expand and enhance the efficiency and scalability of our technology and network systems, we cannot be certain that we will be able to address any vulnerabilities in our software products and services that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We will continue to make prioritization decisions to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business. Any interruptions or outages, regardless of the cause, could negatively impact our users' experiences with our products, tarnish our brands' reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, our services.

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

Risks Related to Laws and Regulations

If our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders, or consent decrees in the U.S. or other jurisdictions in which we operate, our operating results will suffer.

Uncertainty over or changes in laws and regulations with respect to user-generated content could adversely affect our ability to operate in some geographies. In addition, the regulatory framework for broad dissemination of user-generated content is new and evolving. Many states and foreign governments have enacted legislation designed to protect children and we expect additional legislation to be enacted. Many countries are developing regulations and policies to regulate this new space, including with respect to privacy, content generated using artificial intelligence, biometrics, data protection, data security, intellectual property, childhood protection, consumer protection, ratings, and taxes. If we are unable to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Additionally, compliance with regulatory requirements throughout the world could increase our moderation and compliance related costs and expenses. These costs could be prohibitively expensive for a company of our size, which could prevent us from launching a product or require us to restrict access to a product in a particular market. This could disadvantage us relative to our competitors with more resources. Moreover, changes to these laws, regulations, standards, or obligations could require us to change our business model, take on more onerous obligations, including, but not limited to, applying for government-issued licenses to operate, establishing a local presence in certain jurisdictions, or developing localized product offerings, and impact the functionality of our product.

For example, the European Union’s (“EU’s”) Digital Services Act (“DSA”) entered into force on November 16, 2022, and became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations and other requirements on digital platforms to protect consumers and their rights online, and allows for fines of up to 6% of annual turnover. The impact of the DSA on the overall industry, business models and our operations is uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, financial condition, and results of operations. Additionally, the Federal Trade Commission regulates deceptive or unfair commercial activities and can impose significant injunctive and monetary remedies for violations. Additionally, see our disclosure elsewhere in these Risk Factors regarding the EU Copyright Directive.

If we are obligated to fundamentally change our business activities and practices or modify our product, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our product may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, standards and obligations, or any inability to adequately address these, may limit our ability to operate our business, limit the use of our product or reduce overall demand for our product, which could harm our business, financial condition, and results of operations.

We and our service providers collect, process, transmit and store certain personal information from our users, which creates legal obligations and exposes us to potential liability under federal, state, and international laws applicable to privacy and data protection.

We are subject to a variety of existing and new laws concerning the collection, storing, processing, and transferring of user information. In the U.S., we are subject to federal laws, such as Section 5 of the Federal Trade Commission Act and the Video Privacy Protection Act, as well as a variety of state laws including the California Consumer Privacy Act and the Illinois Biometric Information Protection Act. Current or future privacy-related legislation and governmental regulations pertaining to the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, laws such as the Illinois Biometric Information Privacy Act restrict the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Such legislation and regulations have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks. Legislation and governmental regulations related to the use of biometrics and other video analytics may also influence our current and prospective customers' activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. It is also not clear how existing and future laws and regulations governing issues such as biometrics and other video analytics apply or will be enforced with respect to the products and services we sell. The failure to comply with applicable privacy laws could lead to regulatory actions, including the possibility of fines, class action or traditional litigation, reputational harm and/or costly investigation and remediation efforts.

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

In the U.S., there are numerous federal and state laws governing the privacy and security of personal information. In particular, at the federal level, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establishes privacy and security standards that limit the use and disclosure of individually identifiable health information and requires the implementation of administrative, physical, and technical safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity, and availability of electronic protected health information by certain institutions. We act as a “Business Associate” through our relationships with certain customers and are thus directly subject to certain provisions of HIPAA. In addition, if we are unable to protect the privacy and security of protected health information, we could be found to have breached our contracts with customers with whom we have a Business Associate relationship and may also face regulatory liability. Noncompliance with laws and regulations relating to privacy and security of personal information, including HIPAA, or with contractual obligations under any Business Associate agreement may lead to significant fines, civil and criminal penalties, or liabilities.

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

We are required to comply with governmental export control laws and regulations, and our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

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

Engagement in and compliance with environmental, social, and governance (“ESG”) matters may require us to incur additional costs or otherwise adversely impact our business.

Companies across all industries are experiencing increased scrutiny and litigation related to their ESG practices, positions, and reporting. Increased attention to ESG issues, including, among other things, climate change and greenhouse gas emissions, and diversity, equity, and inclusion matters, may result in increased costs (e.g., costs related to compliance, stakeholder engagement and contracting), impact our reputation, or otherwise affect our business performance. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on ESG matters. Such ratings are used by some investors to inform their investment or voting decisions. Unfavorable ESG ratings could affect our ability to compete for talent and could lead to negative investor sentiment toward us and/or our industry, which could have a negative impact on our access to and costs of capital.

Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, as well as the Voluntary Market Disclosures Act which requires companies to make certain disclosures regarding their greenhouse gas emissions claims and the voluntary carbon offsets they purchase or sell. In addition, the SEC has proposed disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis could adversely affect our reputation, business, and financial performance.

The interpretation and application of U.S. tax legislation or other changes in U.S. or non-U.S. taxation of our operations could harm our business, revenue and financial results.

Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the United States imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenses in the current period and requires taxpayers to capitalize and amortize these expenses. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. If the requirement is not repealed or modified, our net operating loss and tax credit utilization will be accelerated. Additionally, further regulatory or legislative developments may also arise from the recently enacted Inflation Reduction Act, which introduced new provisions, including a 15% corporate alternative minimum tax for certain large corporations and an excise tax on stock repurchases. These provisions were first effective in fiscal year 2023 and may materially affect our financial position and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be subject to certain limitations.

As of December 31, 2023, we had U.S. federal net operating loss carryforwards (“NOLs”) and tax credits (collectively, "tax attributes"), of approximately $13.1 million and $16.9 million, respectively. Utilization of our net operating loss carryforwards and other tax attributes, such as research and development tax credits, may be subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. Further, the Tax Act changed the federal rules governing net operating loss carryforwards. For net operating loss carryforwards arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize such carryforwards to 80% of taxable income. In addition, net operating loss carryforwards arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating loss carryforwards generated before January 1, 2018 will not be subject to the Tax Act’s taxable income limitation and will continue to have a twenty-year carryforward period. Our tax attributes may also be impaired under state laws. Furthermore, our ability to utilize tax attributes of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our tax attributes, regardless of our profitability.

Risks Related to Intellectual Property

We have faced claims that we infringe third-party intellectual property rights.

We utilize various technologies to provide video to users and subscribers over the Internet. We have fielded claims from holders of intellectual property that our use of these technologies infringes one or more patents, and, in some cases, the damage amounts claimed are significant. For example, we recently fielded claims from a media and telecommunications company that our use of adaptive bitrate streaming technologies infringes patents to such techniques. Although we disagree with such claims and intend to defend against them, if we are unsuccessful, we could be required to pay monetary damages that could have a materially adverse effect on our results of operations or financial condition or be subject to injunctive relief that could have a materially adverse effect on our ability to operate.

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock has been, and may continue to be, volatile and has faced, and may continue to face, negative pressure.

The market price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include:
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

As of December 31, 2023, Mr. Diller and his stepson Alexander von Furstenberg, who serves as a member of our Board of Directors, collectively held (directly and through certain trusts) shares of our capital stock that represent approximately 38% of our total outstanding voting power. Additionally, Mr. Levin, Chief Executive Officer of IAC Inc. (“IAC”) and Special Advisor to our Board of Directors held approximately 2% of our total outstanding voting power.

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

Certain of our and IAC’s executive officers and directors own both IAC capital stock and Vimeo capital stock, and certain members of our Board of Directors are affiliated with IAC. This overlap could create, or appear to create, potential conflicts of interest when IAC’s and our directors and executive officers face decisions that could have different implications for IAC and Vimeo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and Vimeo regarding terms of the agreements governing the relationship between IAC and Vimeo after the Spin-off, including the separation agreement, the employee matters agreement, the tax matters agreement, the transition services agreement or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and Vimeo enter into any commercial arrangements in the future.

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

The difference in the voting rights between our common stock and Class B common stock could also harm the value of our common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of holders of our Class B common stock to ten votes per share of Class B common stock, or could potentially result in holders of our Class B common stock receiving higher consideration in a sale of our company than that paid to holders of our common stock. The existence of two classes of common stock could also result in less liquidity for our common stock than if there were only one class of common stock.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a comprehensive Information Security Management System (“ISMS”) program, which is led by a dedicated Chief Information Security Officer (“CISO”), who joined the Company in April 2023 and has 25 years of extensive technical and SaaS experience, having served in roles of increasing responsibility relating to information security at other large public companies. Our CISO has undertaken a comprehensive review of our information security systems and processes, and as a result, we have made significant improvements to our cybersecurity controls and procedures over the last eight months, and expect to see additional incremental improvement in our cybersecurity risk management over the next six to twelve months.

Under the CISO, the Information Security Team is responsible for defining and implementing the Company’s cybersecurity strategy, policy, standards, architecture, and processes. The Information Security Team oversees the delivery of network, cloud, email and application security, security monitoring, penetration testing, cybersecurity training and incident response. Our ISMS program has been developed based on industry standards, including those published by the International Organization for Standardization and the National Institute of Standards and Technology. Through our ISMS program, we have established a comprehensive collection of policies and standard operating procedures to guide our cybersecurity strategy, which includes an Information Security Policy applicable to all Vimeo personnel, as well as a Supplier Information Security Policy for our third-party software vendors, both of which set forth cybersecurity standards, controls, and training requirements designed to protect corporate and customer data, whether it is processed by Vimeo or a service provider. We also conduct regular workforce training to instruct employees to identify cybersecurity concerns and take the appropriate action.

Our cybersecurity governance framework includes oversight by the Audit Committee of our Board of Directors, which reviews the effectiveness of the Company’s management of cybersecurity, data privacy and other data- and technology-related risks, controls and procedures. The CISO reports regularly to our Audit Committee, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our ISMS program is regularly evaluated by external experts with the results of those reviews reported to senior management and the Board. The Audit Committee, and as appropriate, the Board, also receives prompt and timely information regarding any high severity cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed.

As of the date of this report, we are not aware of any material risks resulting from any previously reported cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. We discuss the risks relating to cybersecurity threats and their potential impact on our business more fully in “Risk Factors” in Part I, Item 1A herein. Continuously enhancing our information security controls to meet the evolving cybersecurity threat landscape remains a top priority.
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

Holders of Record

As of February 8, 2024, we had 887 holders of record of our common stock and one holder of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

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

The following graph compares (i) the cumulative total stockholder return on our common stock from May 25, 2021 (the date our common stock commenced regular-way trading on Nasdaq) through December 31, 2023 with (ii) the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the Standard & Poor’s Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 25, 2021 of $45.39 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo
Spin-off
On May 25, 2021, Vimeo completed (i) the separation of Vimeo from IAC/InterActiveCorp (“IAC”) through a series of transactions that resulted in the transfer of IAC’s Vimeo business to Vimeo, Inc. (formerly named “Vimeo Holdings, Inc.”), and Vimeo becoming an independent, separately traded public company through a spin-off from IAC (the “Spin-off”); and (ii) the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 (the “Merger Agreement”), by and among Vimeo, Stream Merger Sub, Inc., a wholly-owned subsidiary of Vimeo, and Vimeo.com, Inc., a subsidiary of IAC formerly named “Vimeo, Inc.” (“Vimeo OpCo”). Following completion of the Spin-off, Vimeo’s common stock, par value $0.01 per share, began trading under the symbol “VMEO” on The Nasdaq Global Select Market (“Nasdaq”) on May 25, 2021.
Operating Metrics and Key Terms:

	Years Ended December 31,
	2023	2022	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,379.7	1,505.0	(8)%
Average Subscribers	1,442.4	1,529.9	(6)%
ARPU	$198	$199	(1)%
Bookings	$281,548	$297,312	(5)%

Vimeo Enterprise:
Subscribers	3.3	2.2	49%
Average Subscribers	2.8	1.9	44%
ARPU	$20,269	$20,321	—%
Bookings	$71,435	$46,781	53%

Other:
Subscribers	67.0	93.3	(28)%
Average Subscribers	80.1	116.0	(31)%
ARPU	$938	$767	22%
Bookings	$50,106	$67,015	(25)%
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

•Other relates to products and services we offer outside of Self-Serve & Add-Ons and Vimeo Enterprise, primarily our over-the-top ("OTT") video monetization solution that allows customers to launch and run their own video streaming channel directly to their audience through a branded web portal, mobile apps and Internet-enabled TV apps. Other also includes Magisto, Livestream, Wibbitz, and WIREWAX.

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
•General and Administrative Expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services, rent expense, facilities costs, software license and maintenance costs, and business insurance.
•Credit Facility is the $100 million revolving credit facility entered into on February 12, 2021 by Vimeo.com, Inc., which was terminated in accordance with its terms effective June 30, 2023.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) to Adjusted EBITDA for the years ended December 31, 2023 and 2022.
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
Results of Operations
The following discussion should be read in conjunction with Item 8—Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual audited consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Form 10-K of Vimeo, Inc. filed with the Securities Exchange Commission on February 27, 2023.
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Years Ended December 31,
	2023	2022
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22%	24%
Gross profit	78%	76%
Operating expenses:
Research and development expense	26%	29%
Sales and marketing expense	36%	39%
General and administrative expense	12%	25%
Depreciation	—%	1%
Amortization of intangibles	1%	1%
Total operating expenses	75%	95%
Operating income (loss)	3%	(19)%
Interest expense	—%	—%
Interest expense—related party	—%	—%
Other income, net	3%	1%
Earnings (loss) before income taxes	6%	(18)%
Income tax provision	(1)%	—%
Net earnings (loss)	5%	(18)%

Revenue

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$285,529	$304,726	$(19,197)	(6)%
Vimeo Enterprise	56,499	39,271	17,228	44%
Other	75,186	89,031	(13,845)	(16)%
Total revenue	$417,214	$433,028	$(15,814)	(4)%
Revenue decreased $15.8 million, or 4%, due primarily to decreases of $19.2 million or 6% in Self-Serve & Add-Ons and $13.8 million or 16% in Other, partially offset by an increase of $17.2 million or 44% in Vimeo Enterprise. The decrease in Self-Serve & Add-Ons was primarily due to the decrease of 6% in Average Subscribers. The decrease in Other was primarily due to the Company deprecating a number of products in this category. The increase in Vimeo Enterprise was primarily due to an increase of 44% in Average Subscribers.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$91,576	$103,595	$(12,019)	(12)%
Gross profit	$325,638	$329,433	$(3,795)	(1)%
Gross margin	78%	76%
Cost of revenue decreased $12.0 million, or 12%, due primarily to decreases of $5.6 million in hosting fees driven by cost optimization initiatives, $2.7 million in customer care personnel costs driven by lower outsourced costs, $1.7 million in in-app purchase fees as the Company is actively deprecating the consumer-facing portion of the Magisto business, and $0.9 million in credit card processing fees driven by lower bookings from Self-Serve & Add-Ons.
Gross profit decreased $3.8 million, or 1%, due primarily to the decrease in revenue. Gross profit decreased at a slower rate than revenue due to cost optimization initiatives for hosting which as a percentage of revenue decreased.
Operating Expenses

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Research and development expense	$107,074	$127,661	$(20,587)	(16)%
Sales and marketing expense	151,487	170,401	(18,914)	(11)
General and administrative expense	49,194	107,011	(57,817)	(54)
Depreciation	1,997	2,198	(201)	(9)%
Amortization of intangibles	2,839	5,100	(2,261)	(44)
Total operating expenses	$312,591	$412,371	$(99,780)	(24)%
Research and development expense decreased $20.6 million, or 16%, due primarily to decreases of $14.6 million in compensation expense and other employee-related costs and $4.7 million in stock-based compensation expense, respectively. The decrease in compensation expense and other employee-related costs was driven by a decrease in headcount. The decrease in stock-based compensation was also driven by a decrease in headcount, which included the impact of executive turnover.
Sales and marketing expense decreased $18.9 million, or 11%, due primarily to a decrease of $16.0 million in advertising costs as we focused on higher-efficiency customer acquisition channels. The Company is currently forecasting advertising costs to decrease significantly in 2024 as we expect to increase our focus on product-led growth to attract more consumers organically, in a shift away from paid marketing efforts.

General and administrative expense decreased $57.8 million, or 54%, due primarily to decreases of $47.3 million in stock-based compensation expense and $6.8 million in provision for credit losses driven by a decrease in aged accounts receivable balances as a result of improved cash collections. The decrease in stock-based compensation expense was driven by executive and Board turnover.
Depreciation decreased $0.2 million, due primarily to $1.4 million from fully depreciating certain leasehold improvements and equipment in the second quarter of 2022 in connection with the Company's decision to not renew its lease for the space it occupied in IAC's headquarters, partially offset by $1.2 million of costs associated with asset retirement obligations incurred in 2023 related to the Company's international operations.
Amortization of intangibles decreased $2.3 million, or 44%, due primarily to certain intangible assets related to the 2019 acquisition of Magisto reaching the end of their estimated useful lives in the second quarter of 2023.
Operating income (loss)

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Operating income (loss)	$13,047	$(82,938)	$95,985	NM
Operating income (loss) increased $96.0 million due to a decrease in gross profit of $3.8 million, more than offset by a decrease in operating expenses of $99.8 million. The decrease in gross profit was due to lower revenue, partially offset by improved gross margin (78% in 2023 compared to 76% in 2022). The decrease in operating expenses was due primarily to decreases in stock-based compensation expense of $52.3 million, compensation expense and other employee-related costs of $17.7 million, advertising costs of $16.0 million, and provision for credit losses of $6.8 million.
Non-Operating Expenses

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Interest expense	$(998)	$(491)	$(507)	NM

Interest income	12,640	3,866	8,774	NM
Foreign exchange gains, net	$259	$1,893	$(1,634)	(86)%
Loss on sale of an asset	(37)	—	(37)	NM
Other, net	—	5	(5)	(100)%
Other income, net	$12,862	$5,764	$7,098	NM
Interest expense increased $0.5 million due to the recognition of the unamortized deferred financing costs associated with the termination of the Credit Facility in the second quarter of 2023.
Other income, net increased $7.1 million due primarily to the increase in interest rates on the Company's money market funds, partially offset by weakening of the U.S. Dollar relative to 2022.
Income tax provision

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Income tax provision	$(2,879)	$(1,926)	$(953)	49%
For further details of income tax matters, see "Note 4—Income Taxes" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Income tax provision increased as a result of an increase in earnings before income taxes. The difference between the effective income tax rate and federal statutory rate primarily relates to the movement in the valuation allowance, tax credits utilization, return-to-provision adjustments, and the effects of international tax provisions as required under the 2017 Tax Cuts and Jobs Act.

Adjusted EBITDA

	Years Ended December 31,
	2023	2022	Change	% Change
	(In thousands)
Adjusted EBITDA	$34,417	$(8,233)	$42,650	NM
As a percentage of revenue	8%	(2)%
For a reconciliation of net earnings (loss) to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $42.7 million to $34.4 million, primarily due to a decrease in gross profit, more than offset by decreases in compensation expense and other employee-related costs, advertising costs, and provision for credit losses.

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
The reconciliation of net earnings (loss) to Adjusted EBITDA is as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Net earnings (loss)	$22,032	$(79,591)
Add back:
Income tax provision	2,879	1,926
Other income, net	(12,862)	(5,764)
Interest expense	998	491
Operating income (loss)	13,047	(82,938)
Add back:
Stock-based compensation expense	12,042	64,340
Depreciation	1,997	2,198
Amortization of intangibles	2,839	5,100
Contingent consideration fair value adjustments	(396)	(1,116)
Restructuring costs	4,888	4,183
Adjusted EBITDA	$34,417	$(8,233)

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents:
United States	$283,971	$265,252
All other countries	17,401	9,245
Total cash and cash equivalents	$301,372	$274,497
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Years Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$37,785	$(37,071)
Investing activities	$531	$830
Financing activities	$(11,695)	$(10,588)
Net cash provided by (used in) operating activities consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital.
Year ended December 31, 2023
Adjustments to net earnings consisted primarily of $12.0 million of stock-based compensation expense, non-cash lease expense of $4.4 million, and amortization of intangibles of $2.8 million. The decrease from changes in working capital consisted of a decrease of $7.7 million in accounts payable and other liabilities and an increase of $5.2 million in prepaid expenses and other assets, partially offset by an increase of $4.1 million in deferred revenue. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 cash bonuses in 2023, lease payments, the timing of invoice payments, and the payment of a contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 7—Fair Value Measurements"), partially offset by accruals for 2023 cash bonuses expected to be paid in 2024. The increase in prepaid expenses and other assets was due primarily to increased software expenditures and the timing of cash payments. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings.
Net cash provided by investing activities included proceeds of $0.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business.
Net cash used in financing activities included $6.4 million related to the settlement of equity awards, primarily withholding taxes, and $5.8 million related to contingent consideration arrangements (the portion up to the amount recorded in purchase accounting as described in "Note 7—Fair Value Measurements").
Year ended December 31, 2022
Adjustments to net loss consisted primarily of $64.3 million of stock-based compensation expense, provision for credit losses of $7.6 million, $5.1 million of amortization of intangibles, non-cash lease expense of $6.0 million, and $2.2 million of depreciation. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $23.8 million and an increase in accounts receivable of $13.0 million. The decrease in accounts payable and other liabilities was due primarily to the timing of invoice payments and lease payments. The increase in accounts receivable was due primarily to growth in the business.

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
Outstanding Stock-based Awards
Stock-based awards are settled in shares of Vimeo common stock and may be settled on a gross or net basis based upon factors deemed relevant at the time. Currently, stock-based awards are generally settled on a net basis, such that individual award holders will receive shares of Vimeo common stock, net of a number of shares of Vimeo common stock equal to the required cash tax withholding payment, which will be paid by Vimeo on the employee's behalf.
Liquidity Assessment
At December 31, 2023, Vimeo had $301.4 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. This assessment includes the effect of non-cancellable purchase obligations, which primarily relate to cloud computing arrangements, and operating leases related to office space. For further details, see "Note 13—Leases" and "Note 14—Commitments and Contingencies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data. The Company's forecast indicates that it may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, could incur additional costs. Vimeo does not currently expect to incur significant capital expenditures.
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
Off-Balance Sheet Arrangements
Other than the purchase obligations described in “Note 14— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, Vimeo does not have any off-balance sheet arrangements as of December 31, 2023.

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
Allowance for Credit Losses
Vimeo maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is determined using loss rates applied to the outstanding accounts receivable balances based upon a number of factors, including the length of time accounts receivable are past due, Vimeo’s previous loss history and customer-specific information, including the customer’s ability and intent to pay its obligation with additional adjustment based on our expectations of changes in macroeconomic conditions that may impact our ability to collect the outstanding receivables.
At December 31, 2023 and 2022, the allowance for credit losses was $2.7 million and $5.2 million, respectively, and represented 9% and 14% of outstanding receivables, respectively. The loss rates used to calculate the allowance for credit losses are subjective and changes to the loss rates applied may impact the allowance and provision for credit losses. Provision for credit losses for the years ended December 31, 2023, 2022 and 2021 were $0.8 million, $7.6 million, and $1.4 million, respectively.
Recoverability of Goodwill
Goodwill had a carrying value of $245.4 million at both December 31, 2023 and 2022, and is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either the “operating segment level,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment in identifying operating segments and components, and whether or not any components can be aggregated for purposes of the impairment test. Management has determined that there is one operating segment and no components below that level, resulting in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
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
For Vimeo's annual goodwill test as of October 1, 2023, a qualitative assessment of goodwill was performed because Vimeo concluded it was more likely than not that its fair value was in excess of its carrying value. The primary factor that the Company considered in determining that no impairment exists was that Vimeo’s October 1, 2023 market capitalization of approximately $700 million exceeded its carrying value by approximately $300 million.
Vimeo Restricted Shares
On March 23, 2023, the Company announced in a Current Report on Form 8-K filed with the SEC that on March 20, 2023, Joseph Levin, Chairman and member of the Board and IAC's Chief Executive Officer, submitted his resignation as Chairman and member of the Board, effective immediately. Mr. Levin’s resignation was not the result of any dispute or disagreement with the Company or the Board. Mr. Levin continues to be involved with the Board and the Company, serving as Special Advisor to the Board.

In consideration of Mr. Levin's reduced responsibilities as Special Advisor in comparison to those previously provided as Chairman and Board member, the Company entered into an amended and restated Restricted Stock Agreement, dated as of March 20, 2023 (the "Amended RSA"), which amended and restated the Restricted Stock Agreement, dated as of June 7, 2021, by and between the Company and Mr. Levin (the "RSA"). The Amended RSA reduced the total number of shares of Vimeo common stock underlying the RSA by one-third, to a total of 3,247,000 shares ("Vimeo Restricted Shares"). Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board as well as the achievement of certain stock price targets which were unchanged.
The Company accounted for these changes as a modification of the Vimeo Restricted Shares based on the consideration of two key factors. The first factor is that absent the amendment to allow for the continuance of the RSA as Special Advisor, Mr. Levin would have forfeited the award in its entirety since the requisite service required by the RSA would not have been provided. The second factor is that the Company determined that there was a significant reduction in responsibilities as many of the services to be provided as Special Advisor will be performed on an ad hoc basis versus the requirements of the Chairman. The Amended RSA was reviewed and approved by a special committee of independent members of the Board, and the special committee took these changes into account when approving the reduction in shares, which was negotiated between the Company and Mr. Levin.

Accordingly, in the first quarter of 2023, the Company reversed $14.8 million of stock-based compensation expense which represents the cumulative amount of such stock-based compensation expense recognized in "General and administrative expense" in the accompanying consolidated statement of operations since entering into the RSA with Mr. Levin. If the Company had not expected a significant reduction in Mr. Levin's responsibilities, then the Company would not have reversed any stock-based compensation expense and would have continued to amortize the fair value of the RSA as stock-based compensation expense over the requisite service period, and as a result, stock-based compensation for the year ended December 31, 2023 would have been higher by approximately $20 million.

The determination of the fair value of the Vimeo Restricted Shares underlying the Amended RSA on the modification date was complex and required a significant amount of judgment because of the existence of market-based vesting conditions. Stock-based compensation expense related to an award with a market condition is recognized regardless of whether the market condition is satisfied, to the extent the time-based condition is satisfied. Market conditions must be included in the determination of the estimated fair value on the applicable measurement date.
The fair value of the Vimeo Restricted Shares underlying the Amended RSA on the modification date was $2.3 million and is expected to be recognized over the remaining requisite service period through November 5, 2030, subject to Mr. Levin's continued service as Special Advisor, and was determined using a lattice model that incorporated a Monte Carlo simulation of Vimeo's stock price. The key assumptions in this simulation included Vimeo's closing stock price on the date of modification of $3.46, expected volatility of 51.8%, risk-free interest rate of 3.5%, and dividend yield of 0%.
Income Taxes
Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, to the extent applicable, the nature, frequency and severity of prior cumulative losses, forecasts of future taxable income, tax filing status, the duration of statutory carryforward periods, available tax planning and historical experience. As of December 31, 2023 and 2022, Vimeo is in a three-year cumulative loss position in the United States and has recorded a full valuation allowance of $62.1 million and $67.5 million, respectively, against the related net deferred tax assets.
Vimeo evaluates and accounts for uncertain tax positions using a two-step approach. Recognition (step one) occurs when Vimeo concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustainable upon examination. Measurement (step two) determines the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. De-recognition of a tax position that was previously recognized would occur when Vimeo subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. This measurement step is inherently difficult and requires subjective estimations of such amounts to determine the probability of various possible outcomes. At December 31, 2023 and 2022, Vimeo had unrecognized tax benefits of $4.6 million and $2.5 million, respectively. Vimeo considers many factors when evaluating and estimating its tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange
International revenue, which is based upon the location of the customer, accounted for 47%, 49%, and 50% of Vimeo's total revenue for the years ended December 31, 2023, 2022, and 2021, respectively. Subscriptions that are purchased by international customers through Vimeo's sales force are generally priced in U.S. dollars. Subscriptions that are purchased by international customers directly through our website or apps are generally priced in local currency.
Vimeo is exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. Vimeo recorded foreign exchange gains of $0.3 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively, and a loss of less than $0.1 million for the year ended December 31, 2021.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vimeo, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
During the year ended December 31, 2023, the Company recognized revenue of $417.2 million. As disclosed in Note 2 to the consolidated financial statements, revenue is derived primarily from fixed software-as-a-service subscription fees paid by customers and is recognized on a straight-line basis over the contractual term of the arrangement beginning on the date access is provided to the Vimeo platform. Deferred revenue consists of payments that are received or are contractually due in advance of Vimeo's performance.

Auditing revenue and deferred revenue related to subscription plans sold through the Company's sales force was especially challenging due to the volume of transactions, the use of data sourced from multiple documents, systems and tools and the manual nature of the Company's process for calculating and recording revenue and related deferred revenue. This required an increased extent of audit effort to identify, evaluate, and test the inputs to the revenue and deferred revenue calculations.

How We Addressed the Matter in Our Audit
To test revenue and deferred revenue related to subscription plans sold through the Company's sales force, we performed audit procedures that included, among others, testing the completeness and accuracy of the data used in the Company's calculations by comparing contract data to source documents and recalculating the amounts of revenue and deferred revenue recorded for a sample of transactions. We also performed a predictive analytic for expected revenue and related deferred revenue and tested the completeness of recorded revenue transactions by comparing the Company's customer contract information to the Company’s revenue reporting to evaluate whether those transactions were properly included or excluded from revenue recognized during the period.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 21, 2024

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$301,372	$274,497
Accounts receivable, net of allowance of $2,728 and $5,183 at December 31, 2023 and December 31, 2022, respectively	26,605	31,434
Prepaid expenses and other current assets	23,491	18,395
Total current assets	351,468	324,326

Leasehold improvements and equipment, net	607	1,355
Goodwill	245,406	245,406
Intangible assets with definite lives, net	2,629	5,468
Other non-current assets	22,810	28,876
TOTAL ASSETS	$622,920	$605,431

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,696	$8,415
Deferred revenue	168,610	167,388
Accrued expenses and other current liabilities	53,573	57,151
Total current liabilities	226,879	232,954

Other long-term liabilities	13,809	18,619

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 158,511 and 157,187 shares issued and outstanding, respectively	1,585	1,572
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	774,587	768,390
Accumulated deficit	(393,335)	(415,367)
Accumulated other comprehensive loss	(699)	(831)
Total shareholders' equity	382,232	353,858
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$622,920	$605,431

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Revenue	$417,214	$433,028	$391,678
Cost of revenue (exclusive of depreciation shown separately below)	91,576	103,595	102,537
Gross profit	325,638	329,433	289,141
Operating expenses:
Research and development expense	107,074	127,661	105,586
Sales and marketing expense	151,487	170,401	152,691
General and administrative expense	49,194	107,011	85,111
Depreciation	1,997	2,198	923
Amortization of intangibles	2,839	5,100	5,846
Total operating expenses	312,591	412,371	350,157
Operating income (loss)	13,047	(82,938)	(61,016)
Interest expense	(998)	(491)	(438)
Interest expense—related party	—	—	(726)
Other income, net	12,862	5,764	10,241
Earnings (loss) before income taxes	24,911	(77,665)	(51,939)
Income tax provision	(2,879)	(1,926)	(828)
Net earnings (loss)	$22,032	$(79,591)	$(52,767)

Per share information:
Basic earnings (loss) per share	$0.13	$(0.49)	$(0.33)
Diluted earnings (loss) per share	$0.13	$(0.49)	$(0.33)

Stock-based compensation expense by function:
Cost of revenue	$996	$1,000	$493
Research and development expense	15,753	20,447	16,114
Sales and marketing expense	9,661	9,986	4,693
General and administrative expense	(14,368)	32,907	23,593
Total stock-based compensation expense	$12,042	$64,340	$44,893

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net earnings (loss)	$22,032	$(79,591)	$(52,767)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	132	(745)	1
Total other comprehensive income (loss)	132	(745)	1
Comprehensive income (loss)	$22,164	$(80,336)	$(52,766)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2023, 2022, and 2021

	Common stock, 0.01 par value		Class B common stock, $0.01 par value		Class A Voting common stock of Vimeo OpCo, $0.01 par value		Class B Non-Voting common stock of Vimeo OpCo, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2020	$—	—	$—	—	$837	83,656	$663	66,285	$366,676	$(283,009)	$(87)	$85,080
Net loss	—	—	—	—	—	—	—	—	—	(52,767)	—	(52,767)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1	1
Stock-based compensation expense	—	—	—	—	—	—	—	—	44,893	—	—	44,893
Amounts related to settlement of equity awards	18	1,856	—	—	1	133	—	—	(6,896)	—	—	(6,877)
Issuance of common stock, net of fees	—	—	—	—	90	9,000	—	—	299,660	—	—	299,750
Exchange of shares related to Spin-off	1,500	149,981	94	9,399	(928)	(92,789)	(663)	(66,285)	(3)	—	—	—
Restricted Stock Award	49	4,871	—	—	—	—	—	—	(49)	—	—	—
Other	—	—	—	—	—	—	—	—	515	—	—	515
Balance as of December 31, 2021	$1,567	156,708	$94	9,399	$—	—	$—	—	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	—	—	—	—	(79,591)	—	(79,591)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(745)	$(745)
Stock-based compensation expense	—	—	—	—	—	—	—	—	64,340	—	—	64,340
Amounts related to settlement of equity awards	5	479	—	—	—	—	—	—	(746)	—	—	(741)
Balance at December 31, 2022	$1,572	157,187	$94	9,399	$—	—	$—	—	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	—	—	—	—	22,032	—	22,032
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	132	132
Stock-based compensation expense	—	—	—	—	—	—	—	—	12,042	—	—	12,042
Amounts related to settlement of equity awards	29	2,948	—	—	—	—	—	—	(5,861)	—	—	(5,832)
Restricted Stock Award	(16)	(1,624)	—	—	—	—	—	—	16			—
Balance at December 31, 2023	$1,585	158,511	$94	9,399	$—	—	$—	—	$774,587	$(393,335)	$(699)	$382,232

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$22,032	$(79,591)	$(52,767)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,042	64,340	44,893
Amortization of intangibles	2,839	5,100	5,846
Depreciation	1,997	2,198	923
Provision for credit losses	777	7,606	1,428
(Gain) loss on the sale of an asset	37	—	(10,151)
Non-cash lease expense	4,449	5,971	3,884
Other adjustments, net	1,333	(433)	542
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	1,075	(13,027)	(19,204)
Prepaid expenses and other assets	(5,180)	(3,090)	(10,086)
Accounts payable and other liabilities	(7,744)	(23,760)	13,948
Deferred revenue	4,128	(2,385)	36,698
Net cash provided by (used in) operating activities	37,785	(37,071)	15,954
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	21	(14,241)
Capital expenditures	(108)	(802)	(445)
Proceeds from the sale of an asset	639	1,611	7,862
Net cash provided by (used in) investing activities	531	830	(6,824)
Cash flows from financing activities:
Proceeds from sale of common stock, net of fees	—	—	299,750
Principal payments on related-party debt	—	—	(94,565)
Deferred financing costs	—	—	(1,440)
Amounts related to settlement of equity awards	(6,414)	(5,448)	(4,051)
Proceeds from exercise of stock options	759	18	3,364
Contingent consideration payment	(5,774)	(4,816)	—
Other, net	(266)	(342)	—
Net cash (used in) provided by financing activities	(11,695)	(10,588)	203,058
Total cash provided (used)	26,621	(46,829)	212,188
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(19)	(682)	120
Net increase (decrease) in cash and cash equivalents and restricted cash	26,602	(47,511)	212,308
Cash and cash equivalents and restricted cash at beginning of period	274,834	322,345	110,037
Cash and cash equivalents and restricted cash at end of period	$301,436	$274,834	$322,345

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
Spin-off
On May 25, 2021, Vimeo completed (i) the separation of Vimeo from IAC/InterActiveCorp (“IAC”) through a series of transactions that resulted in the transfer of IAC’s Vimeo business to Vimeo, Inc. (formerly named “Vimeo Holdings, Inc.”), and Vimeo becoming an independent, separately traded public company through a spin-off from IAC (the “Spin-off”); and (ii) the transactions contemplated by the Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 (the “Merger Agreement”), by and among Vimeo, Stream Merger Sub, Inc., a wholly-owned subsidiary of Vimeo, and Vimeo.com, Inc., a subsidiary of IAC formerly named “Vimeo, Inc.” (“Vimeo OpCo”). Following completion of the Spin-off, Vimeo’s common stock, par value $0.01 per share, began trading under the symbol “VMEO” on The Nasdaq Global Select Market (“Nasdaq”) on May 25, 2021.
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
All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of equity awards and principal payments to certain IAC subsidiaries, are reflected in the accompanying consolidated statement of cash flows as financing activities.
Prior to the Spin-off, the consolidated financial statements of Vimeo OpCo and subsidiaries were prepared on a standalone basis and were derived from the historical accounting records of Vimeo OpCo and IAC. The accompanying consolidated financial statements reflect the historical financial position, results of operations and cash flows of Vimeo and its subsidiaries since their respective dates of acquisition by Vimeo and the allocation to Vimeo of certain IAC corporate expenses relating to Vimeo based on the historical accounting records of IAC. Prior to the Spin-off, IAC allocated certain corporate expenses to Vimeo which were charged to "Additional paid-in capital" in the accompanying consolidated balance sheet. Additionally, income taxes were computed for Vimeo on an as if standalone, separate tax return basis and payments to and refunds from IAC for Vimeo’s share of IAC’s consolidated state tax return liabilities have been reflected within cash flows from operating activities in the accompanying consolidated statement of cash flows. In management’s opinion, the assumptions underlying the historical consolidated financial statements of Vimeo, including the basis on which the expenses have been allocated from IAC, are reasonable. However, these allocations may not reflect the expenses that Vimeo would have incurred as an independent, standalone company for the periods presented.

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

Significant estimates and judgments inherent in the preparation of the accompanying consolidated financial statements include those related to: the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the estimated customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets") and related lease liabilities; the useful lives and recoverability of intangible assets with definite lives; the recoverability of goodwill; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the fair value of and forfeiture rates for stock-based awards, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable. Vimeo's disaggregated revenue disclosures are presented in "Note 3—Revenue."
Vimeo accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The transaction price, which generally reflects the fixed SaaS subscription fees listed in the terms of the contract, is the amount of consideration Vimeo expects to be entitled to in exchange for access to the Vimeo platform. The transaction price is recognized as revenue on a straight-line basis over the contractual term of the arrangement beginning on the date access is provided to the Vimeo platform, which is considered to be a series of distinct services that comprise a single performance obligation and have the same pattern of transfer over the contractual term. All taxes assessed by governmental authorities that are both (i) imposed on and concurrent with a specific revenue-producing transaction and (ii) collected from customers are excluded from the measurement of the transaction price, and accordingly, not included as a component of revenue or cost of revenue. For contracts that have an original duration of one year or less, Vimeo does not consider the time value of money applicable to such contracts. Estimates of variable consideration are not significant.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cost of Revenue
Cost of revenue consists primarily of hosting fees, credit card processing fees, compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in customer care functions, traffic acquisition costs, which includes the amortization of in-app purchase fees, outsourced customer care personnel costs, rent expense and facilities costs. In-app purchase fees are monies paid to Apple and Google in connection with the processing of in-app purchases of subscriptions and product features through the in-app payment systems provided by Apple and Google.
Research and Development Expense
Research and development expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
Sales and Marketing Expense
Sales and marketing expense consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, compensation expense and other employee-related costs and stock-based compensation expense for Vimeo's sales force and marketing personnel, software license and maintenance costs, rent expense and facilities costs.
General and Administrative Expense
General and administrative expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services, rent expense, facilities costs, software license and maintenance costs, and business insurance.
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of 3 months or less from the date of purchase. Vimeo monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated investments or investment funds holding similar instruments. At December 31, 2023, the significant majority of our cash and cash equivalents is held domestically, and primarily consists of money market funds invested with banks with a credit rating of Aaa. Additionally, at December 31, 2023 Vimeo did not have more than $100 million invested in any single bank or money market mutual fund.
Allowance for Credit Losses
Vimeo maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. The allowance for credit losses is based upon a number of factors, including the length of time accounts receivable are past due, Vimeo’s previous loss history and customer-specific information, including the customer’s ability and intent to pay its obligation. The time between Vimeo's issuance of an invoice and payment due date is not significant; customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the allowance for credit losses are as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of period	5,183	1,324
Provision for credit losses	777	7,606
Write-offs charged against the allowance	(4,366)	(4,997)
Recoveries collected	1,129	1,245
Currency translation adjustment	5	5
Balance at end of period (a)	$2,728	$5,183
____________________
(a)    The allowance for credit losses declined due to a decrease in the provision for credit losses driven by a decrease in aged accounts receivable balances as a result of improved cash collections.

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation of leasehold improvements and equipment is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter. Repairs and maintenance costs are expensed as incurred. Leasehold improvements and equipment, net is as follows:

	December 31,		Estimated Useful Lives
	2023	2022
	(In thousands)
Leasehold improvements	$761	$1,332	Shorter of lease term or 10 Years
Computer and other equipment	550	807	2 to 10 Years
Total leasehold improvements and equipment	1,311	2,139
Accumulated depreciation and amortization	(704)	(784)
Leasehold improvements and equipment, net	$607	$1,355
Tangible long-lived assets at December 31, 2023 and December 31, 2022 relate to "Leasehold improvements and equipment, net."

	December 31,
	2023	2022
	(In thousands)
Leasehold improvements and equipment, net:
United States	$492	$537
All other countries	115	818
Total	$607	$1,355

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases
Vimeo leases office space used in connection with its operations under various operating leases, the majority of which contain escalation clauses. ROU assets represent Vimeo’s right to use the underlying assets for the lease term and lease liabilities represent the present value of Vimeo’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term, determined using the Company's incremental borrowing rate on the lease commencement date. Vimeo combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain Vimeo will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. Vimeo has elected not to record leases with an initial term of twelve months or less on the accompanying consolidated balance sheet.
Variable lease payments consist primarily of common area maintenance, utilities and taxes, which are not included in the recognition of ROU assets and related lease liabilities. Vimeo’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Business Combinations
The allocation of the purchase price to the assets acquired and liabilities assumed is based upon their fair values on the acquisition date, including identifiable intangible assets that either arise from a contractual or legal right or are separable from goodwill. Vimeo generally uses the assistance of outside valuation experts to assist in the allocation of purchase price to the identifiable intangible assets acquired. While outside valuation experts may be used, management has ultimate responsibility for the valuation methods, models and inputs used and the resulting purchase price allocation. The excess purchase price over the value of net tangible and identifiable intangible assets acquired is recorded as goodwill.
Goodwill
Vimeo assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit's fair value is more likely than not below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either an “operating segment,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there are multiple operating segments and/or components, and if so, whether their operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of performing the 2023 impairment test, management has determined that there is one operating segment and no components below that level, which results in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
When Vimeo elects to perform a qualitative assessment and concludes it is not more likely than not that its fair value is less than its carrying value, no further assessment of goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of Vimeo is determined. If the carrying value of Vimeo exceeds its fair value, an impairment equal to the excess is recorded. No impairments to goodwill were recorded for the years ended December 31, 2023, 2022, and 2021.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of definite-lived intangible assets is based on the pattern in which the economic benefits of the asset are expected to be realized, which is generally on a straight-line basis.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

See "Note 7—Fair Value Measurements" for additional information.

Advertising Costs
Advertising costs are expensed when incurred (when the advertisement first runs for production costs that are initially capitalized) and primarily include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which is primarily conferences and events. Advertising expense was $60.3 million, $76.3 million, and $87.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Income Taxes
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings per Share
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. Basic EPS is calculated using the two-class method since the Vimeo Restricted Shares are participating securities due to their rights as described in "Note 9—Shareholders' Equity". Diluted EPS is calculated on the most dilutive basis under either the two-class method or treasury stock method, both of which exclude equity awards that would be anti-dilutive.
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
Stock-Based Compensation
Vimeo measures and recognizes compensation expense for all stock‑based awards based on the grant date fair value of the award. Stock-based compensation expense (net of estimated forfeitures) for all stock-based awards, including those with graded vesting, is recognized ratably over the requisite service period. Estimated forfeitures are based on an analysis of historical forfeitures and revised, if necessary, in subsequent periods if actual forfeitures differ from the estimated rate.
The grant-date fair value of a RSU is determined based on the closing sale price of the Company’s common stock on the date of grant. The grant date fair value of a RSU with a market condition is determined by using a Monte Carlo simulation of Vimeo's stock price over the performance period. The grant-date fair value of a stock option or SAR is estimated using the Black‑Scholes option‑pricing model. See "Note 11—Stock-Based Compensation" for additional information.
Segment Information
The Company operates in one operating segment and one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker allocates resources and assesses performance based upon consolidated financial information.
Recent Accounting Pronouncements Adopted by the Company
Vimeo adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, effective October 28, 2021. This guidance amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The adoption of ASU No. 2021-08 did not have a material impact on Vimeo's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted by the Company
In November 2023, ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was issued, which amended existing guidance to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. These amendments are effective on a retrospective basis for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued, and requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
information on income taxes paid. This guidance will become effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
NOTE 3—REVENUE
Disaggregated revenue is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$285,529	$304,726	$275,259
Vimeo Enterprise	56,499	39,271	23,236
Other	75,186	89,031	93,183
Total	$417,214	$433,028	$391,678

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the years ended December 31, 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Revenue:
United States	$223,055	$220,742	$197,576
All other countries	194,159	212,286	194,102
Total	$417,214	$433,028	$391,678
Deferred Revenue
The current and non-current deferred revenue balances are included in the accompanying consolidated balance sheet as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Deferred revenue	$168,610	$167,388
Other long-term liabilities	1,216	1,286
During the year ended December 31, 2023, Vimeo recognized $166.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022. During the year ended December 31, 2022, the Company recognized $172.0 million of revenue that was included in the deferred revenue balance as of December 31, 2021.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs to Obtain a Contract with a Customer
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Prepaid expenses and other current assets	$5,099	$4,168
Other non-current assets	8,263	7,988
During the years ended December 31, 2023, 2022, and 2021, Vimeo recognized expense of $6.2 million, $6.2 million, and $7.1 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
NOTE 4—INCOME TAXES
Vimeo was included within IAC’s tax group for purposes of federal and consolidated state income tax return filings through the Spin-off. For the year ended December 31, 2021, the current and deferred income tax provision were computed on an as if standalone, separate tax return basis. For the years ended December 31, 2023 and 2022, the income tax provision was computed for Vimeo on a true standalone basis.
U.S. and foreign earnings (losses) before income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
U.S.	$15,189	$(90,500)	$(54,085)
Foreign	9,722	12,835	2,146
Earnings (loss) before income taxes	$24,911	$(77,665)	$(51,939)
The income tax provisions for the years ended December 31, 2023, 2022, and 2021 primarily relate to international and state taxes for jurisdictions in which Vimeo conducts business and are as follows:

	December 31,
	2023	2022	2021
	(In thousands)
Current income tax provision:
Federal	$294	$81	$52
State	466	88	85
Foreign	1,402	1,351	761
Current income tax provision	2,162	1,520	898

Deferred income tax provision (benefit):
Federal	167	37	(20)
State	—	(4)	(5)
Foreign	550	373	(45)
Deferred income tax provision (benefit)	717	406	(70)
Income tax provision	$2,879	$1,926	$828

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,566	$31,069
Tax credit carryforwards	13,509	12,138
Accrued bonus	3,745	2,449
Stock-based compensation	10,767	10,209
Capitalized research and development expenses	26,977	14,242
Other	4,569	7,509
Total deferred tax assets	74,133	77,616
Less: valuation allowance	(62,108)	(67,544)
Net deferred tax assets	12,025	10,072

Deferred tax liabilities:
Prepaid expenses	(5,468)	(4,834)
Intangible assets with definite lives	(3,308)	(925)
Right-of-use assets	(3,303)	(3,755)
Withholding taxes	(1,083)	(905)
Other	(56)	(106)
Total deferred tax liabilities	(13,218)	(10,525)
Net deferred tax liabilities (a)	$(1,193)	$(453)
____________________
(a)    Net deferred tax liabilities are included in "Other long-term liabilities" in the accompanying consolidated balance sheet.

The composition of Vimeo's NOLs as of December 31, 2023 is as follows:

	Federal	State	Foreign	Total
	(In thousands)
Subject to expiration (a)	$139	$44,538	$—	$44,677
Indefinite carryforward (b)	12,999	5,747	40,851	59,597
Total NOLs (c)	$13,138	$50,285	$40,851	$104,274
____________________
(a)    Federal NOL will expire in 2035 and state NOLs will expire at various times between 2026 through 2042.
(b)    All indefinite carryforward federal NOLs are subject to the Tax Cuts and Jobs Act 80% taxable income limitation.
(c)    State NOLs of $1.7 million are subject to limitations under IRC Section 382, separate return limitations, and applicable law.

At December 31, 2023, Vimeo has tax credit carryforwards of $16.9 million. Of this amount, $14.7 million relates to credits for research activities and $2.2 million relates to credits for foreign taxes. These credit carryforwards will expire between 2026 and 2043.
During 2023, Vimeo's valuation allowance decreased by $5.4 million, primarily due to net operating loss utilization, partially offset by deferred tax assets for research and development expenses. At December 31, 2023, Vimeo has a valuation

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
allowance of $62.1 million related to deferred tax assets on temporary differences, tax credits, and tax loss carryforwards for which it is more likely than not that the tax benefit will not be realized.
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to loss before income taxes is shown as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Income tax benefit at the federal statutory rate of 21%	$5,231	$(16,310)	$(10,907)
State income taxes, net of effect of federal tax benefit	(359)	(1,559)	(2,086)
Global intangible low-taxed income	2,864	1,307	—
Section 250 deductions	(1,350)	—	—
Return to provision	2,283	(765)	(2,249)
Valuation allowance	(4,543)	12,736	20,858
Stock-based compensation	(709)	8,838	(4,041)
Non-deductible executive compensation	377	42	376
Tax credits	(2,441)	(2,631)	(2,163)
Uncertain tax positions	461	—	—
Deferred tax adjustments	1,242	(205)	63
Transaction costs	—	18	698
Other, net	(177)	455	279
Income tax provision	$2,879	$1,926	$828
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$2,523	$2,519	$1,921
Additions based on tax positions related to prior years	1,413	74	—
Settlements	—	(821)	(329)
Additions based on tax positions related to the current year	712	751	927
Balance at end of period	$4,648	$2,523	$2,519

At December 31, 2023, 2022, and 2021, unrecognized tax benefits, including interest and penalties, were $4.6 million, $2.5 million, and $2.5 million, respectively. A portion of unrecognized tax benefits as of December 31, 2023 relates to tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2023 are subsequently recognized $0.5 million, net of related deferred tax assets and interest, would decrease income tax expense. Vimeo does not expect any settlements or changes to the existing unrecognized tax benefits by December 31, 2024.
Vimeo is routinely under audit by federal, state, local, and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing, amount, and allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service ("IRS") has completed its audit of IAC's federal income tax returns for the years ended December 31, 2013 through 2019, which includes the operations of the Company. On June 27, 2023, the Joint Committee of Taxation completed its review of the federal income tax returns for the years ended December 31, 2013 through 2019, which include the operations of the Company, and approved the audit settlement previously agreed to with the Internal Revenue Services ("IRS"). The statute of limitations for the years 2013 through 2019 expired on December 31, 2023. Various other jurisdictions are open to examination for tax years beginning with 2014. The liability for uncertain tax positions, which is included in "Other long-term liabilities" in the accompanying consolidated balance sheet, includes unrecognized tax benefits that are considered to be sufficient to pay assessments that may result from the examination

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of prior year tax returns. Vimeo considers many factors when evaluating and estimating its tax positions and tax benefits, which may not accurately anticipate actual outcomes and, therefore, may require periodic adjustment. Although management currently believes changes in unrecognized tax benefits from period to period and differences between amounts paid, if any, upon resolution of issues raised in audits and amounts previously provided will not have a material impact on the liquidity, results of operations, or financial condition of Vimeo, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

NOTE 5—BUSINESS COMBINATIONS
On November 10, 2021 and December 6, 2021, Vimeo completed the acquisitions of 100% of the equity interests of Wibbitz Ltd. ("Wibbitz"), a leading enterprise video creation suite, and WIREWAX Ltd. ("WIREWAX"), a leader in interactive and shoppable video, respectively. The aggregate purchase price of both acquisitions consisted of cash consideration and contingent consideration, based on a combination of certain financial metrics and integration milestones. See "Note 7—Fair Value Measurements" for a discussion on these contingent consideration arrangements.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS WITH DEFINITE LIVES
Goodwill and intangible assets with definite lives, net are as follows:

	December 31,
	2023	2022
	(In thousands)
Goodwill	$245,406	$245,406
Intangible assets with definite lives, net of accumulated amortization	2,629	5,468
Total goodwill and intangible assets with definite lives, net	$248,035	$250,874
The changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Balance at beginning of period	$245,406	$242,586
Measurement period adjustments (a)	—	2,820
Balance at end of period	$245,406	$245,406
____________________
(a)    Related to the acquisitions of Wibbitz and WIREWAX as discussed in "Note 5—Business Combinations".

At December 31, 2023 and 2022, intangible assets with definite lives are as follows:

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$29,730	$(27,720)	$2,010	3.7
Customer relationships	17,530	(16,911)	619	3.9
Trade names	3,000	(3,000)	—	1.7
Total	$50,260	$(47,631)	$2,629	3.6

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted-Average Useful Life (Years)
	(In thousands)
Developed technology	$29,730	$(25,630)	$4,100	3.7
Customer relationships	17,530	(16,162)	1,368	3.9
Trade names	3,000	(3,000)	—	1.7
Total	$50,260	$(44,792)	$5,468	3.6
At December 31, 2023, amortization of intangible assets with definite lives is estimated to be as follows:

Years Ending December 31,	(In thousands)
2024	$1,390
2025	1,239
Total(a)	$2,629
____________________
(a)    All intangible assets are expected to be fully amortized by December 31, 2025, therefore there is no estimated amortization for the years 2026, 2027, and 2028.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$274,212	$—	$—	$274,212
Time deposits	—	6,098	—	6,098
Total	$274,212	$6,098	$—	$280,310

Liabilities:
Contingent consideration arrangements	$—	$—	$—	$—

	December 31, 2022
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$249,422	$—	$—	$249,422
Time deposits	—	847	—	847
Total	$249,422	$847	$—	$250,269

Liabilities:
Contingent consideration arrangements	$—	$—	$7,845	$7,845
Money market funds and time deposits are included in "Cash and cash equivalents" in the accompanying consolidated balance sheet. Contingent consideration is included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet as of December 31, 2022.
Vimeo's non-financial assets (which consist primarily of goodwill, ROU assets, and intangible assets with definite lives) are adjusted to fair value only if an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(In thousands)
Balance at beginning of period	$7,845	$12,200
Total net losses (gains):
Included in operating income (loss):	(396)	(1,116)
Measurement period adjustments	—	1,577
Settlements	(7,449)	(4,816)
Balance at end of period	$—	$7,845

Contingent Consideration Arrangements

The contingent consideration arrangement for Wibbitz was based upon the amount of annual recurring revenue ("ARR") from Wibbitz subscribers who were expected to migrate to the Vimeo platform. In the third quarter of 2023, the contingent consideration arrangement was finalized, which resulted in a payment of $2.5 million to Wibbitz's former shareholders, and a $0.5 million gain was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $2.5 million payment is included in "Contingent consideration payment" within financing activities.

The contingent consideration arrangement for WIREWAX was based upon achievement of an integration milestone and attainment of certain ARR thresholds within two years of the acquisition. In the first quarter of 2023, WIREWAX achieved the ARR threshold that resulted in a payment of $5.0 million to its former shareholders and a $0.1 million loss was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is included in "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively. Additionally, in the third quarter of 2022, the integration milestone was met that resulted in a payment of $4.8 million, which was consistent with the fair value estimated as of the acquisition date and is included in "Contingent consideration payment" within financing activities in the accompanying consolidated statement of cash flows.
NOTE 8—REVOLVING CREDIT FACILITY
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares and 4,870,500 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at December 31, 2023 and 2022, respectively. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
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
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the years ended December 31, 2023 and 2022.

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Balance at beginning of period	$(831)	$(86)	$(87)
Other comprehensive income (loss)	132	(745)	1
Balance at end of period	$(699)	$(831)	$(86)
At December 31, 2023, 2022, and 2021, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—STOCK-BASED COMPENSATION
Description of equity plan
Vimeo currently has one active equity plan, the Vimeo, Inc. 2021 Stock and Annual Incentive Plan (including an Israeli Appendix), amended and restated as of June 6, 2023 (the "2021 Plan"), which was adopted in connection with the Spin-off. The 2021 Plan replaced the Vimeo, LLC 2012 Incentive Plan, the Vimeo, Inc. 2017 Incentive Plan and the Vimeo, Inc. 2019 Incentive Plan (including an Israeli Appendix), collectively referred to as the “Prior Plans.” The Prior Plans were automatically terminated and replaced and superseded by the 2021 Plan upon the completion of the Spin-off. Any and all awards granted under the Prior Plans, remain in effect on their pre Spin-off terms pursuant to the 2021 Plan, subject to adjustment in connection with the Spin-off and the Vimeo Merger. The 2021 Plan also covers Vimeo stock options that were granted as a result of vested IAC stock options in connection with the Spin-off.
The 2021 Plan authorizes the Company to deliver equity awards to its employees, officers, directors and consultants covering an aggregate of up to 20.0 million shares of the Company's common stock (in addition to previously-awarded shares). At December 31, 2023, there were 16.1 million shares available for delivery under the 2021 Plan.

Equity awards provided for in the 2021 Plan include SARs, stock options, RSUs, and other stock-based awards related to shares of Vimeo common stock. The exercise price of stock options and SARs cannot be less than the market value of Vimeo common stock on the grant date. In connection with the settlement of stock-based awards, shares of Vimeo common stock may be issued either from authorized but unissued shares or from treasury stock. SARs and stock options issued to date generally vest three years from the grant date or in equal annual installments over a three or four‑year period. RSUs issued to date generally vest either one year or three years from the grant date or in equal annual installments over a three-year period.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense
Vimeo recorded stock-based compensation expense of $12.0 million, $64.3 million, and $44.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. No income tax benefit was recognized in the accompanying consolidated statement of operations for the years ended December 31, 2023, 2022, and 2021 related to equity awards because Vimeo has recorded a full valuation allowance against the related deferred tax asset. At December 31, 2023, there was $43.0 million of unrecognized compensation cost, net of estimated forfeitures, related to equity awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Stock appreciation rights and stock options
The weighted average grant date fair value of SARs and stock options granted during the year ended December 31, 2023 was $1.87. The key assumptions in determining the grant date fair value included the expected volatility of 52.0%, risk-free interest rate of 3.6%, expected term of 6.5 years, and dividend yield of 0%. There were no SARs or stock options granted during the years ended December 31, 2022 and 2021.
The table below summarizes information about SARs and stock options exercised:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Intrinsic value	$157	$1,427	$49,383
Cash received	$759	$18	$3,364

SAR and stock option activity for the year ended December 31, 2023 is as follows:

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)
Outstanding at December 31, 2022	15,227	$5.82
Granted	250	4.00
Exercised	(275)	2.75
Forfeited	(210)	11.74
Expired	(2,638)	6.63
Outstanding at December 31, 2023(a)	12,354	5.58	3.6	874
Exercisable at December 31, 2023(a)	11,847	$5.53	3.5	$874
_____________________
(a)    Includes 4.5 million outstanding and exercisable stock options at December 31, 2023 which relate solely to the conversion of vested IAC stock options into Vimeo stock options in connection with the Spin-off as more fully described in "Note 1—Organization and Basis of Presentation.
As of December 31, 2023, the number, weighted-average exercise price, weighted-average remaining contractual term, and aggregate intrinsic value of Vimeo SARs and stock options that either had vested or are expected to vest approximate the corresponding amounts for Vimeo SARs and stock options outstanding.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock units
The table below summarizes the weighted average grant date fair value of RSUs granted, the weighted-average assumptions used to determine the grant date fair value of RSUs subject to market-based conditions, and the intrinsic value of RSUs that vested.

	Years Ended December 31,
	2023	2022	2021(a)
Weighted average grant date fair value of RSUs granted:
Service based	$3.67	$8.24	$30.89
Market based	5.80	7.25	—
Total RSUs	$4.11	$8.17	$30.89

Assumptions for RSUs granted with market based conditions:
Volatility	57.2%	47.0%	—
Risk free rate	4.5%	2.5%	—
Dividend yield	0%	0%	—

Other Information (In thousands):
Intrinsic value of RSUs that vested	$15,960	$3,133	$49
_____________________
(a)    There were no RSUs with market based conditions granted in the year ended December 31, 2021.

RSU activity for the year ended December 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2022	15,934	$11.80
Granted	5,875	4.11
Vested	(4,111)	12.06
Forfeited	(5,152)	12.22
Unvested at December 31, 2023(a)	12,546	$7.95
_____________________
(a)    Includes 0.5 million RSUs subject to market-based conditions.

Modifications

In connection with executive and Board turnover, the Company has modified certain equity awards resulting in a net benefit to stock-based compensation expense of $16.5 million and $4.4 million in the years ended December 31, 2023 and 2022, respectively, which was primarily a result of lower stock prices on the applicable modification dates as compared to the original grant date.
In connection with the Spin-off, the Company modified certain equity awards resulting in a modification charge of $14.0 million, which is recognized, net of forfeitures, over the remaining requisite service period of the modified awards. As a result, the Company recognized incremental stock-based compensation expense of $0.3 million, $1.2 million and $9.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS (LOSS) PER SHARE
The computation of basic and diluted earnings (loss) per share attributable to common shareholders is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$22,032	$(79,591)	$(52,767)
Less: Net earnings attributed to participating security	(475)	—	—
Net earnings (loss) attributable to common stock shareholders	$21,557	$(79,591)	$(52,767)
Denominator: (a)
Weighted average basic common shares outstanding	163,238	161,478	159,884

Basic Earnings (loss) per share	$0.13	$(0.49)	$(0.33)

Diluted EPS:
Numerator:
Net earnings (loss)	$22,032	$(79,591)	$(52,767)
Less: Net earnings attributed to participating security	(469)	—	—
Net earnings (loss) attributable to common stock shareholders	$21,563	$(79,591)	$(52,767)
Denominator: (a)
Weighted average basic common shares outstanding	163,238	161,478	159,884
Dilutive securities	2,033	—	—
Weighted average diluted common shares outstanding	165,271	161,478	159,884

Antidilutive securities	21,461	36,030	25,702

Diluted Earnings (loss) per share	$0.13	$(0.49)	$(0.33)
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at December 31, 2023 and 2022 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes for all periods presented because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—LEASES
ROU assets and lease liabilities on the accompanying consolidated balance sheet are as follows:

		December 31,
Leases	Balance Sheet Classification	2023	2022
		(In thousands)
Right-of-use assets	Other non-current assets	$12,795	$18,751

Current lease liabilities	Accrued expenses and other current liabilities	$2,661	$2,979
Long-term lease liabilities	Other long-term liabilities	10,775	16,335
Total lease liabilities		$13,436	$19,314
Components of lease expense are as follows:

	Years Ended December 31,
Lease Expense	2023	2022	2021
	(In thousands)
Fixed (a)	$4,449	$5,971	$3,884
Short-term	2,131	2,273	553
Variable	238	226	119
Total lease expense, net	$6,818	$8,470	$4,556
_____________________
(a)    Represents "Non-cash lease expense" included in the accompanying consolidated statement of cash flows which comprises amortization of ROU assets and impairments.

	Years Ended December 31,
Lease Expense Income Statement Classification	2023	2022	2021
	(In thousands)
Cost of revenue	$692	$806	$304
Research and development expense	2,048	2,613	1,984
Sales and marketing expense	2,229	1,622	1,163
General and administrative expense	1,849	3,429	1,105
Total lease expense, net	$6,818	$8,470	$4,556

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2023 are as follows:

Years Ended December 31,	(In thousands)
2024	$3,717
2025	3,625
2026	3,679
2027	3,826
2028	1,318
Total(a)	16,165
Less: imputed interest	(2,729)
Total lease liabilities	$13,436
_____________________
(a)    All leases are expected to mature by December 31, 2028.
The weighted average assumptions used for lease term and discount rate are as follows:

	December 31,
	2023	2022	2021
Remaining lease term	4.2 years	5.1 years	2.6 years
Discount rate	8.9%	8.1%	3.1%
Other information related to leases is as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Right-of-use assets obtained in exchange for lease liabilities	$262	$14,793	$15,654
Cash paid for amounts included in the measurement of lease liabilities	$4,324	$5,724	$3,543

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 14—COMMITMENTS AND CONTINGENCIES
Commitments
Vimeo has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under non-cancelable unconditional purchase obligations as of December 31, 2023 principally consist of payments for various cloud computing contracts and are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$56,634	$2,712	$—	$—	$59,346

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On June 2, 2019, the Civil Court of Rome concluded the second case (No. 62343/2015) and entered a judgment against Vimeo, awarding RTI damages of €4,746,273 plus interest and entering an injunction against Vimeo as to further acts infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. The Rome Court of Appeals declined to stay the judgment. On October 12, 2023, the Rome Court of Appeals published its decision affirming the lower court's judgment on liability but reducing the amount of damages to €3,865,161 plus interests and costs. Vimeo has appealed to the Italian Supreme Court of Cassation.
To pursue enforcement of the judgments in the United States, RTI initially commenced a lawsuit against Vimeo in the U.S. District Court for the Southern District of New York on October 26, 2020 to enforce the June 2019 judgment. See Reti Televisive Italiane s.p.a. v. Vimeo, LLC, No. 20 Civ. 8954 (S.D.N.Y.). On December 22, 2020, Vimeo and RTI filed, and the district court entered, a stipulation and order staying the U.S. proceedings pending the final outcome of the appeals from the Italian judgment at issue. On June 1, 2023, RTI filed an action in the Supreme Court of New York, New York County to enforce the Civil Court's judgment of €8,500,000 (No. 652646/2023). The case was removed to federal court and is now pending in the Southern District of New York. See Reti Televisive Italiane S.p.A. v. Vimeo.com, Inc, No. 23 Civ. 05488 (S.D.N.Y.). On October 20, 2023, the U.S. District Court for the Southern District of New York entered an order lifting the stay of the U.S. enforcement proceedings in the first case (No. 20 Civ. 8954) and consolidating the two enforcement proceedings

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(No. 20 Civ. 8954 and No. 23 Civ. 05488). Vimeo has filed a Motion for Summary Judgement or, in the Alternative, to Stay the Case.
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
Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs' copyrights by hosting and streaming user-uploaded videos that contain plaintiffs' copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief and damages to be quantified in a separate proceeding. Additionally, the complaint seeks potential penalties of €10,000 per day of delay in removing unauthorized works after receipt of a court order to do so, if applicable. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. The parties have exchanged briefs, and the hearing scheduled for December 19, 2023 was postponed to June 26, 2024.

Vimeo believes that the allegations in this lawsuit are without merit and will defend vigorously against them.

NOTE 15—RELATED PARTY TRANSACTIONS
Relationship with IAC following the Spin-off
Following the Spin-off, the relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. These agreements were entered into as of May 24, 2021 and are filed as exhibits to the Annual Report on Form 10-K of which these financial statements form a part, and the summaries of these documents that follow are qualified in their entirety by reference to the full text of those documents. The total related charges for the years ended December 31, 2023, 2022, and 2021 were $0.8 million, $3.6 million, and $12.8 million, respectively. The charges for the year ended December 31, 2023 included $0.8 million related to Vimeo's coverage prior to the Spin-off under IAC's membership with a patent risk management service, RPX Corporation, which were paid in the fourth quarter of 2023. At both December 31, 2023 and 2022, there was no amount due to IAC.

In November 2021 Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street
Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At December 31, 2023 and 2022 Vimeo had a current lease liability of $2.3 million and $2.0 million included in "Accrued expenses and other current liabilities", respectively, and a non-current lease liability of $10.7 million and $13.0 million included in "Other long-term liabilities", respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Prior to the Spin-off, IAC allocated rent expense to Vimeo for the space that it occupied in IAC's headquarters building at 555 West 18th Street in New York City. Upon the completion of the Spin-off, Vimeo entered into an operating lease agreement with IAC for this space, which Vimeo subsequently exited on June 30, 2022. Rent expense for these properties for the years ended December 31, 2023, 2022, and 2021 were $3.5 million, $4.6 million, and $4.4 million, respectively.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the year ended December 31, 2021, Vimeo’s consolidated statement of operations also included $1.0 million of costs allocated by IAC, including stock-based compensation expense, related to IAC’s accounting, treasury, legal, tax, corporate support, financial systems, and internal audit functions. These allocations were based on Vimeo's revenue as a percentage of IAC's total revenue and are reflected in the accompanying consolidated balance sheet within "Additional paid-in capital." It is not practicable to determine the actual expenses that would have been incurred for these services had Vimeo operated as a standalone entity during the periods presented. Management considers the allocation method to be reasonable.

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
Transition Services Agreement

Under the transition services agreement, each of IAC and Vimeo provided to the other party on an interim, transitional basis, various support services, which included support with governmental affairs, finance and accounting services, corporate sourcing, legal affairs, systems support, and any such other support services as to which IAC and Vimeo mutually agreed. The charges for these services were generally on an actual cost basis (without markup), except as otherwise agreed upon prior to the completion of the Spin-off. Each of IAC and Vimeo, as recipient of services, had the right to terminate the transition services agreement with respect to one or more particular services upon 90 days’ prior written notice. As of December 31, 2023, all services pursuant to the transition services agreement have been completed.

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 16—BENEFIT PLANS
Beginning January 1, 2022, Vimeo employees in the United States may elect to participate in the Vimeo Retirement Savings Plan (the “Vimeo Plan”), which is a retirement savings program in the United States that qualifies under Section 401(k) of the Internal Revenue Code. The employer match under the Vimeo Plan is 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Vimeo Plan. Under the Vimeo Plan, the Company’s common stock is not an available investment option. Vimeo incurred costs related to matching contributions to the Vimeo Plan of $5.7 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively.
Prior to January 1, 2022, Vimeo employees in the United States may have elected to participate in the IAC/InterActiveCorp Retirement Savings Plan ("the IAC Plan"), which is a retirement savings program in the United States that qualified under Section 401(k) of the Internal Revenue Code. The employer match under the IAC Plan was the same as the Vimeo Plan. Vimeo incurred costs related to matching contributions to the IAC Plan of $5.1 million for the year ended December 31, 2021. On January 1, 2022, all investments in the IAC Plan were transferred to the Vimeo Plan.
Vimeo also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. Vimeo incurred costs related to contributions to these plans of $2.0 million, $2.3 million, and $1.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 17—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
	(In thousands)
Cash and cash equivalents	$301,372	$274,497	$321,900	$110,011
Restricted cash included in other current assets	64	337	445	26
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$301,436	$274,834	$322,345	$110,037
Restricted cash at December 31, 2023 and 2020 primarily consisted of a deposit related to corporate credit cards.
Restricted cash at December 31, 2022 and 2021 primarily consisted of deposits related to a lease and corporate credit cards.
Prepaid Expenses and Other Current Assets

	December 31,
	2023	2022
	(In thousands)
Prepaid expenses	$14,395	$12,503
Other current assets	9,096	5,892
Prepaid expenses and other current assets	$23,491	$18,395

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accrued Expenses and Other Current Liabilities

	December 31,
	2023	2022
	(In thousands)
Accrued employee compensation and benefits	$27,519	$21,924
Other accrued expenses and current liabilities(a)	26,054	35,227
Accrued expenses and other current liabilities	$53,573	$57,151
____________________
(a)    As of December 31, 2023 and 2022, includes $2.3 million and $2.0 million, respectively, related to the operating lease agreements as described in "Note 15—Related Party Transactions."
Other Income, net
The components of "Other income, net" are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Interest income	12,640	3,866	83
Foreign exchange gains (losses), net	$259	$1,893	$(2)
(Loss) gain on sale of an asset (a)	(37)	—	10,151
Other, net	—	5	9
Other income, net	$12,862	$5,764	$10,241
____________________
(a)    (Loss) gain on sale of an asset in 2021 represents a net gain of $10.2 million related to the sale of Vimeo’s retained interest in its former hardware business.
Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Cash received (paid) during the year for:
Interest payments	$(151)	$(203)	$(5,064)
Income tax payments	(1,434)	(1,336)	(801)
Income tax refunds	125	123	62

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 18—RESTRUCTURING
During the quarters ended March 31, 2023 and September 30, 2022, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 11% and 6%, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $4.9 million and $4.2 million of restructuring costs for the years ended December 31, 2023 and 2022, respectively.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Restructuring costs:
Cost of Revenue	$298	$—
Research and development expense	2,813	2,282
Sales and marketing expense	1,078	1,133
General and administrative expense	699	768
Total	$4,888	$4,183
As of December 31, 2023, all payments under the restructuring plans have been made.
NOTE 19—SUBSEQUENT EVENT
In the first quarter of 2024, the Company completed an evaluation to a sufficient level of detail to commit to a restructuring plan that resulted in a reduction to its workforce of approximately 4% of its employees. The Company expects to provide one-time termination benefits including severance payments, continuation of health coverage, and other benefits for a specified period of time to the affected employees. As a result, the Company currently estimates that it will incur restructuring costs of approximately $2.0 million to $3.0 million in the first quarter of 2024.

Schedule II
VIMEO, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2023
Allowance for credit losses	$5,183	$777	(a)	$—		$(3,232)	(b)	$2,728
Deferred tax valuation allowance	67,544	(4,543)	(c)	(893)	(d)	—		62,108

2022
Allowance for credit losses	$1,324	$7,606	(a)	$—		$(3,747)	(b)	$5,183
Deferred tax valuation allowance	52,023	12,736	(e)	2,785	(f)	—		67,544

2021
Allowance for credit losses	$476	$1,428	(a)	$—		$(580)	(b)	$1,324
Deferred tax valuation allowance	51,689	20,858	(g)	(20,524)	(h)	—		52,023
_____________________
(a)    Additions to the allowance for credit losses are charged to expense.
(b)    Write-off of reserved accounts receivable, net of recoveries.
(c)    Amount is due primarily to federal and state NOL utilization, partially offset by deferred tax assets for capitalized research and development expenses.
(d)    Amount is due primarily to currency translation adjustments on foreign NOLs.
(e)    Amount is due primarily to deferred tax assets for capitalized research and development expenses, partially offset by federal and state NOL utilization.
(f)    Amount is due primarily to the change in attributes resulting from the final Spin-off allocation.
(g)    Amount is due primarily to federal and state NOLs and other carryforwards.
(h)     Amount is due primarily to the decrease in attributes resulting from the Spin-off allocation, partially offset by the acquisition of foreign NOLs.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Vimeo management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Vimeo’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, Vimeo management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Changes in Internal Control over Financial Reporting
There was no change in Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Vimeo's internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Vimeo, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vimeo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 21, 2024

Item 9B. Other Information

Not applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to our definitive Proxy Statement to be used in connection with our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Vimeo
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2023 and 2022.
Consolidated Statement of Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2023, 2022 and 2021.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021.
Notes to Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedule of Vimeo

Schedule Number
II	Valuation and Qualifying Accounts.

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

Exhibit No.	Description of Document	Location
2.1*	Separation Agreement, by and between IAC/InterActiveCorp and Vimeo, Inc., dated May 24, 2021	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 by and among Vimeo, Inc., Stream Merger Sub, Inc. and Vimeo.com, Inc.	Annex G of the Registrant's Joint Registration Statement on Form S-4 with IAC, filed on March 12, 2021
3.1	Amended and Restated Certificate of Incorporation of Vimeo, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
3.2	Amended and Restated By-laws of Vimeo, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
4.1	Description of Securities	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.1*	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021

Exhibit No.	Description of Document	Location
10.2*	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.3*	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.4#	Vimeo, Inc. 2021 Stock and Annual Incentive Plan, as amended and restated on June 6, 2023	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 8, 2023
10.5#	Vimeo, Inc. Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.6#	Amended and Restated Restricted Stock Agreement, dated as of March 20, 2023, by and between Vimeo, Inc. and Joseph M. Levin	Exhibit 10.2 to the Registrant's Quarterly Report on Form10-Q, filed on May 4, 2023
10.7#	Offer Letter between Anjali Sud and Vimeo.com, Inc., dated as of May 4, 2022	Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.8#	Amendment No. 1 to Offer Letter, dated as of March 22, 2023, by and between Vimeo, Inc. and Anjali Sud	Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2023
10.9#	Offer Letter between Gillian Munson and Vimeo.com, Inc., dated as of April 2, 2022	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.10#	Memorandum of Understanding by and between Mark Kornfilt and Vimeo, Inc., dated as of February 24, 2023	Exhibit 10.11 to the Registrant's Annual Report on Form 10-K filed on February 27, 2023
10.11#	Board Advisor Agreement by and between Mark Kornfilt and Vimeo, Inc., dated as of February 24, 2023	Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed on February 27, 2023
10.12#	Memorandum of Understanding between Anjali Sud and the Company, dated as of July 5, 2023	Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 2, 2023
10.13#	Offer Letter between Adam Gross and the Company, dated as of July 4, 2023	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 2, 2023

Exhibit No.	Description of Document	Location
21.1	List of Subsidiaries of Vimeo, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
97.1	Policy for Recoupment of Incentive Compensation	Filed herewith.
101.INS	Inline XBRL Instance	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Portions of this exhibit have been omitted because such information is both: (i) not material to the Registrant and (ii) would be competitively harmful if publicly disclosed.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 21, 2024	VIMEO, INC.

	By:	/s/ Gillian Munson
		Name:	Gillian Munson
		Title:	Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities indicated and on February 21, 2024:

Signature	Title

/s/ Adam Gross	Interim Chief Executive Officer & Director
Adam Gross	(Principal Executive Officer)

/s/ Gillian Munson	Chief Financial Officer
Gillian Munson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Glenn Schiffman	Chairman of the Board of Directors
Glenn Schiffman

/s/ Alesia J. Haas	Director
Alesia J. Haas

/s/ Jay Herratti	Director
Jay Herratti

/s/ Ida Kane	Director
Ida Kane

/s/ Mo Koyfman	Director
Mo Koyfman

/s/ Alexander von Furstenberg	Director
Alexander von Furstenberg