Form 10-Q
period 2024-03-31
Vimeo, Inc.
filed 2024-05-07
CIK 1837686

As filed with the Securities and Exchange Commission on May 7, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 2, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	159,866,889
Class B common stock	9,399,250
Total	169,266,139

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
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance, and our revenue has declined,
•our limited operating history as a pure software-as-a-service ("SaaS") company and our limited history of selling such plans through our sales force,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•the use or capabilities of artificial intelligence in our offerings may result in reputational harm and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•weakened global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the U.S. or other jurisdictions in which we operate, our operating results will suffer,
•we may experience a disruption of our business activities due to senior executive transitions,
•we have been the target of cyberattacks by malicious actors,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$304,277	$301,372
Accounts receivable, net	24,402	26,605
Prepaid expenses and other current assets	24,868	23,491
Total current assets	353,547	351,468

Leasehold improvements and equipment, net	711	607
Goodwill	245,406	245,406
Intangible assets with definite lives, net	2,282	2,629
Other non-current assets	23,384	22,810
TOTAL ASSETS	$625,330	$622,920

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,532	$4,696
Deferred revenue	165,719	168,610
Accrued expenses and other current liabilities	48,252	53,573
Total current liabilities	218,503	226,879

Other long-term liabilities	14,033	13,809

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 159,440 and 158,511 shares issued and outstanding, respectively	1,594	1,585
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	779,191	774,587
Accumulated deficit	(387,262)	(393,335)
Accumulated other comprehensive loss	(823)	(699)
Total shareholders' equity	392,794	382,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$625,330	$622,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Revenue	$104,910	$103,582
Cost of revenue (exclusive of depreciation shown separately below)	23,443	23,672
Gross profit	81,467	79,910
Operating expenses:
Research and development expense	28,135	31,260
Sales and marketing expense	32,305	39,987
General and administrative expense	18,034	9,306
Depreciation	57	928
Amortization of intangibles	347	1,234
Total operating expenses	78,878	82,715
Operating income (loss)	2,589	(2,805)
Interest expense	—	(121)
Other income, net	3,816	2,644
Earnings (loss) before income taxes	6,405	(282)
Income tax provision	(332)	(416)
Net earnings (loss)	$6,073	$(698)

Per share information:
Basic earnings (loss) per share	$0.04	$—
Diluted earnings (loss) per share	$0.04	$—

Stock-based compensation expense by function:
Cost of revenue	$147	$141
Research and development expense	3,823	4,918
Sales and marketing expense	1,821	2,487
General and administrative expense	1,181	(8,655)
Total stock-based compensation expense	$6,972	$(1,109)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net earnings (loss)	$6,073	$(698)
Other comprehensive loss:
Change in foreign currency translation adjustment	(124)	(128)
Total other comprehensive loss	(124)	(128)
Comprehensive income (loss)	$5,949	$(826)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Three Months Ended March 31, 2024
	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2023	$1,585	158,511	$94	9,399	$774,587	$(393,335)	$(699)	$382,232
Net earnings	—	—	—	—	—	6,073	—	6,073
Other comprehensive loss	—	—	—	—	—	—	(124)	(124)
Stock-based compensation expense	—	—	—	—	6,972	—	—	6,972
Amounts related to settlement of equity awards	9	929	—	—	(2,368)	—	—	(2,359)
Balance at March 31, 2024	$1,594	159,440	$94	9,399	$779,191	$(387,262)	$(823)	$392,794

	Three Months Ended March 31, 2023
	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2022	$1,572	$157,187	$94	$9,399	$768,390	$(415,367)	$(831)	$353,858
Net loss	—	—	—	—	—	(698)	—	(698)
Other comprehensive loss	—	—	—	—	—	—	(128)	(128)
Stock-based compensation expense	—	—	—	—	(1,109)	—	—	(1,109)
Amounts related to settlement of equity awards	5	491	—	—	(1,635)	—	—	(1,630)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at March 31, 2023	$1,561	156,054	$94	9,399	$765,662	$(416,065)	$(959)	$350,293

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$6,073	$(698)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,972	(1,109)
Amortization of intangibles	347	1,234
Depreciation	57	928
Provision for credit losses	(81)	(119)
Loss on the sale of an asset	—	37
Non-cash lease expense	1,182	1,126
Other adjustments, net	(58)	(27)
Changes in assets and liabilities:
Accounts receivable	1,758	2,198
Prepaid expenses and other assets	2,145	1,610
Accounts payable and other liabilities	(10,383)	(8,440)
Deferred revenue	(2,422)	2,017
Net cash provided by (used in) operating activities	5,590	(1,243)
Cash flows from investing activities:
Capital expenditures	(160)	(86)
Proceeds from the sale of an asset	—	639
Net cash (used in) provided by investing activities	(160)	553
Cash flows from financing activities:
Amounts related to settlement of equity awards	(2,205)	(1,709)
Proceeds from exercise of stock options	12	79
Contingent consideration payment	—	(3,297)
Other	—	(265)
Net cash used in financing activities	(2,193)	(5,192)
Total cash provided (used)	3,237	(5,882)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(141)	(257)
Net increase (decrease) in cash and cash equivalents and restricted cash	3,096	(6,139)
Cash and cash equivalents and restricted cash at beginning of period	301,436	274,834
Cash and cash equivalents and restricted cash at end of period	$304,532	$268,695

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
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the annual audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
All intercompany balances and transactions between and among Vimeo and its subsidiaries have been eliminated. All related party balances between Vimeo and IAC/InterActiveCorp ("IAC") and its subsidiaries are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities" and "Other long-term liabilities".
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

Significant estimates and judgments inherent in the preparation of the accompanying consolidated financial statements include those related to: the carrying value of accounts receivable, including the determination of the allowance for credit losses; the determination of the estimated customer relationship period for certain costs to obtain a contract with a customer; the carrying value of right-of-use assets ("ROU assets") and related lease liabilities; the useful lives and recoverability of intangible assets with definite lives; the recoverability of goodwill; contingencies; unrecognized tax benefits; the valuation allowance for deferred income tax assets; and the accounting for stock-based compensation expense, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.
Recent Accounting Pronouncements Not Yet Adopted by the Company
In November 2023, Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures was issued, which amended existing guidance to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. These amendments are effective on a retrospective basis for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
In December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued, and requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will become effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

NOTE 2—REVENUE

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
Disaggregated revenue is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$69,912	$71,602
Vimeo Enterprise	18,467	11,572
Other	16,531	20,408
Total	$104,910	$103,582

Revenue by geography is based on where the customer is located. The United States was the only country whose revenue constituted greater than 10% of total revenue of the Company for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Revenue:
United States	$57,329	$54,715
All other countries	47,581	48,867
Total	$104,910	$103,582

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

	March 31, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$165,719	$168,610
Other long-term liabilities	1,160	1,216
During the three months ended March 31, 2024, Vimeo recognized $78.3 million of revenue that was included in the deferred revenue balance at December 31, 2023. During the three months ended March 31, 2023, Vimeo recognized $77.1 million of revenue that was included in the deferred revenue balance at December 31, 2022.
Costs to Obtain a Contract with a Customer
Vimeo has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as a cost of obtaining a contract with a customer. Commissions paid to employees pursuant to certain sales incentive programs are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Vimeo has elected the practical expedient to expense costs to obtain a contract with a customer as incurred when the customer relationship period is one year or less.
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Prepaid expenses and other current assets	$4,938	$5,099
Other non-current assets	8,202	8,263
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
For the three months ended March 31, 2024 and 2023, Vimeo recorded an income tax provision of $0.3 million and $0.4 million, respectively. The difference between the effective income tax rate and federal statutory rate primarily relates to stock-based awards, movement in the valuation allowance, and the effects of international tax provisions as required under the 2017 Tax Cuts and Jobs Act. Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At March 31, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $4.8 million and $4.6 million, respectively. The Company would recognize an income tax benefit of $0.5 million if unrecognized tax benefits at March 31, 2024 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by March 31, 2025. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in income tax provision.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	March 31, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$275,196	$—	$—	$275,196
Time deposits	—	6,348	—	6,348
Total	$275,196	$6,348	$—	$281,544

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$274,212	$—	$—	$274,212
Time deposits	—	6,098	—	6,098
Total	$274,212	$6,098	$—	$280,310

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows and solely relate to the Company's contingent consideration arrangements which were finalized and paid in 2023 (as described below):

Three Months Ended March 31,
2023
(In thousands)
Balance at beginning of period	$7,845
Total net losses:
Included in operating income (loss)	104
Settlements	(4,972)
Balance at end of period	$2,977

Contingent Consideration Arrangements

The aggregate purchase price of the Company's 2021 acquisitions of WIREWAX Ltd. ("WIREWAX") and Wibbitz Ltd. ("Wibbitz") consisted of cash consideration and contingent consideration, based on a combination of certain financial metrics and integration milestones.
In the first quarter of 2023, the contingent consideration arrangement for WIREWAX was finalized and resulted in a payment of $5.0 million to its former shareholders and a $0.1 million loss that was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is included in "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively.
In the third quarter of 2023, the contingent consideration arrangement for Wibbitz was finalized and the Company paid $2.5 million to Wibbitz's former shareholders.

NOTE 5—SHAREHOLDERS' EQUITY
Description of Vimeo Common Stock and Vimeo Class B Common Stock
Except as described herein, shares of Vimeo common stock and Vimeo Class B common stock are identical.
In general, the holders of shares of Vimeo common stock vote together as a single class with the holders of shares of Vimeo Class B common stock on all matters, including the election of directors; provided, however, that the holders of shares of Vimeo common stock, acting as a single class, are entitled to elect twenty-five percent (25%) of the total number of Vimeo directors, rounded up to the next whole number in the event of a fraction. Each outstanding share of Vimeo common stock and Vimeo Class B common stock entitles the holder to one vote per share and ten votes per share, respectively.
The holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, such dividends as may be declared by Vimeo's Board of Directors (the "Board") out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution, distribution of assets or winding-up of Vimeo, the holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, all the assets available for distribution after payment of a proper amount to the holders of any series of Vimeo preferred stock, including any series that may be issued in the future.
Vimeo is authorized to issue 1,600,000,000 shares of Vimeo common stock and 400,000,000 shares of Vimeo Class B common stock.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at March 31, 2024 and December 31, 2023. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
Description of Preferred Stock
The Board is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions. Under the stock repurchase authorization, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the stock repurchase program. Vimeo intends to fund repurchases under the repurchase program from cash on hand. Vimeo has no obligation to repurchase any shares under the repurchase program and may suspend or discontinue it at any time. There were no shares repurchased during the three months ended March 31, 2024 and 2023.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$(699)	$(831)
Other comprehensive loss	(124)	(128)
Balance at end of period	$(823)	$(959)
At both March 31, 2024 and 2023, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—EARNINGS (LOSS) PER SHARE
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
The computation of basic and diluted earnings (loss) per share attributable to common shareholders is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$6,073	$(698)
Less: Net earnings attributed to participating security	(117)	—
Net earnings (loss) attributable to common stock shareholders	$5,956	$(698)
Denominator: (a)
Weighted average basic common shares outstanding	165,033	161,833

Basic earnings (loss) per share	$0.04	$—

Diluted EPS:
Numerator:
Net earnings (loss)	$6,073	$(698)
Less: Net earnings attributed to participating security	(115)	—
Net earnings (loss) attributable to common stock shareholders	$5,958	$(698)
Denominator: (a)
Weighted average basic common shares outstanding	165,033	161,833
Dilutive securities	3,963	—
Weighted average diluted common shares outstanding	168,996	161,833

Antidilutive securities	12,812	34,332

Diluted earnings (loss) per share	$0.04	$—
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at March 31, 2024 and December 31, 2023 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 8—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$304,277	$301,372	$268,366	$274,497
Restricted cash included in Prepaid expenses and other current assets	255	64	329	337
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$304,532	$301,436	$268,695	$274,834
Restricted cash at March 31, 2024, March 31, 2023, and December 31, 2022 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at December 31, 2023 primarily consisted of a deposit related to corporate credit cards.
Credit Losses
The changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,728	$5,183
Provision for credit losses	(81)	(119)
Write-offs charged against the allowance	(531)	(1,858)
Recoveries collected	233	321
Currency translation adjustment	—	(17)
Balance at end of period	$2,349	$3,510
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	March 31, 2024	December 31, 2023
	(In thousands)
ROU assets included in Other non-current assets	$15,718	$14,536
Leasehold improvements and equipment	$758	$704
Intangible assets with definite lives	$47,978	$47,631

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Interest income	$3,671	$2,686
Foreign exchange gains (losses), net	145	(5)
Loss on the sale of an asset	—	(37)
Other income, net	$3,816	$2,644

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at March 31, 2024 and December 31, 2023 relate to "Leasehold improvements and equipment, net."

	March 31, 2024	December 31, 2023
	(In thousands)
Leasehold improvements and equipment, net:
United States	$509	$492
All other countries	202	115
Total	$711	$607
NOTE 9—CONTINGENCIES
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
On April 7, 2023, the Civil Court of Rome published a decision finding in favor of Vimeo and dismissing the third case (No. 59780/2017) in its entirety. On October 9, 2023, RTI served Vimeo with its appeal challenging the court's decision in the third case. The case is currently pending before the appellate court.

On October 18, 2022, the Civil Court of Rome issued a decision in the fourth case, Medusa Film v. Vimeo, Inc. (No. 74775/2017) finding liability but rejecting RTI's damage calculation and reserving judgment as to the amount of damages. On November 30, 2022, RTI served a notice of appeal challenging the court's decision on damages. The case is currently pending before the appellate court.

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
NOTE 10—RELATED PARTY TRANSACTIONS
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc., an indirect subsidiary of IAC, whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At March 31, 2024 and December 31, 2023 Vimeo had a current lease liability of $2.4 million and $2.3 million included in "Accrued expenses and other current liabilities", respectively, and a non-current lease liability of $10.0 million and $10.7 million included in "Other long-term liabilities", respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for both the three months ended March 31, 2024 and 2023 was $0.9 million.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 11—RESTRUCTURING
During the three months ended March 31, 2024 and 2023, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 4% and 11% of its employees, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $2.2 million and $4.9 million of restructuring costs for the three months ended March 31, 2024 and 2023, respectively.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Restructuring costs:
Cost of revenue	$88	$298
Research and development expense	116	2,813
Sales and marketing expense	1,104	1,078
General and administrative expense	897	699
Total	$2,205	$4,888
At March 31, 2024, a payable of $0.8 million related to restructuring costs was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three months ended March 31, 2024 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended March 31,
	2024	2023	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,348.6	1,478.5	(9)%
Average Subscribers	1,364.2	1,491.8	(9)%
ARPU	$206	$195	6%
Bookings	$66,866	$71,374	(6)%

Vimeo Enterprise:
Subscribers	3.7	2.5	47%
Average Subscribers	3.5	2.4	48%
ARPU	$21,203	$19,831	7%
Bookings	$19,935	$13,531	47%

Other:
Subscribers	60.4	83.6	(28)%
Average Subscribers	63.7	88.5	(28)%
ARPU	$1,044	$935	12%
Bookings	$11,329	$12,855	(12)%
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
•Cost of Revenue consists primarily of hosting fees, credit card processing fees, compensation expense and other employee-related costs, and stock-based compensation expense for personnel engaged in customer care functions, traffic acquisition costs, which includes in-app purchase fees, outsourced customer care personnel costs, rent expense and facilities costs.
•Research and Development Expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
•Sales and Marketing Expense consists primarily of advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, compensation expense and other employee-related costs, and stock-based compensation expense for Vimeo's sales force and marketing personnel, software license and maintenance costs, rent expense and facilities costs.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings (loss) to Adjusted EBITDA, for the three months ended March 31, 2024 and 2023.
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

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended March 31,
	2024	2023
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	23
Gross profit	78	77
Operating expenses:
Research and development expense	27	30
Sales and marketing expense	31	39
General and administrative expense	17	9
Depreciation	—	1
Amortization of intangibles	—	1
Total operating expenses	75	80
Operating income (loss)	2	(3)
Interest expense	—	—
Other income, net	4	3
Earnings (loss) before income taxes	6	—
Income tax provision	—	—
Net earnings (loss)	6%	(1)%
Revenue

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$69,912	$71,602	$(1,690)	(2)%
Vimeo Enterprise	18,467	11,572	6,895	60%
Other	16,531	20,408	(3,877)	(19)%
Total revenue	$104,910	$103,582	$1,328	1%
Revenue increased $1.3 million, or 1%, due primarily to an increase of $6.9 million, or 60%, in Vimeo Enterprise, partially offset by decreases of $3.9 million, or 19%, in Other and $1.7 million, or 2%, in Self-Serve & Add-Ons.
The increase in Vimeo Enterprise was primarily due to increases of 48% and 7% in Average Subscribers and ARPU, respectively. The decrease in Other was a result of the Company actively deprecating a number of products in this category. The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 6% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$23,443	$23,672	$(229)	(1)%
Gross profit	$81,467	$79,910	$1,557	2%
Gross margin	78%	77%
Cost of revenue decreased $0.2 million, or 1%, due primarily to a decrease in restructuring costs.
Gross profit increased $1.6 million, or 2%, due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Research and development expense	$28,135	$31,260	$(3,125)	(10)%
Sales and marketing expense	32,305	39,987	(7,682)	(19)
General and administrative expense	18,034	9,306	8,728	94
Depreciation	57	928	(871)	(94)
Amortization of intangibles	347	1,234	(887)	(72)
Total operating expenses	$78,878	$82,715	$(3,837)	(5)%
Research and development expense decreased $3.1 million, or 10%, due primarily to decreases of $2.7 million in restructuring costs driven by a reduction-in-force that was completed in the first quarter of 2023 and $1.1 million in stock-based compensation expense due to executive turnover in 2023.
Sales and marketing expense decreased $7.7 million, or 19%, due primarily to a decrease of $7.0 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach.
General and administrative expense increased $8.7 million, or 94%, due primarily to an increase of $9.8 million in stock-based compensation expense driven by Board and executive turnover in 2023.
Depreciation decreased $0.9 million, or 94%, due primarily to costs associated with an asset retirement obligation incurred in the first quarter of 2023 related to the Company's international operations.
Amortization of intangibles decreased $0.9 million, or 72%, due primarily to certain intangible assets reaching the end of their estimated useful lives in the second quarter of 2023.
Operating income (loss)

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Operating income (loss)	$2,589	$(2,805)	$5,394	NM

Operating income (loss) increased $5.4 million due to an increase in gross profit of $1.6 million and a decrease in operating expenses of $3.8 million. The increase in gross profit was due to an increase in revenue, which led to improved gross margin (78% in 2024 compared to 77% in 2023). The decrease in operating expenses was due primarily to decreases in advertising costs of $7.0 million, restructuring costs of $2.5 million, amortization of intangibles of $0.9 million, depreciation of $0.9 million, and compensation expense and other employee-related costs of $0.8 million, partially offset by an increase in stock-based compensation expense of $8.1 million.

Non-Operating Expenses

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Interest expense	$—	$(121)	$121	(100)%

Interest income	3,671	2,686	985	37%
Foreign exchange gains (losses), net	145	(5)	150	NM
Loss on the sale of an asset	—	(37)	37	(100)%
Other income, net	$3,816	$2,644	$1,172	44%

Interest expense decreased $0.1 million for the three months ended March 31, 2024 due to the termination of the Credit Facility in the second quarter of 2023.
Other income, net increased $1.2 million for three months ended March 31, 2024 due primarily to an increase in Interest income driven by higher interest rates on the Company's money market funds.
Income tax provision

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Income tax provision	$(332)	$(416)	$84	(20)%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision decreased as a result of the tax treatment of entities with pre-tax losses in the first quarter of 2023.
Adjusted EBITDA

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(In thousands)
Adjusted EBITDA	$12,170	$3,240	$8,930	NM
As a percentage of revenue	12%	3%
For a reconciliation of net earnings (loss) to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $8.9 million to $12.2 million, primarily due to an increase in gross profit and decreases in advertising costs and compensation expense and other employee-related costs.

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
The reconciliation of net earnings (loss) to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net earnings (loss)	$6,073	$(698)
Add back:
Income tax provision	332	416
Other income, net	(3,816)	(2,644)
Interest expense	—	121
Operating income (loss)	2,589	(2,805)
Add back:
Stock-based compensation expense	6,972	(1,109)
Depreciation	57	928
Amortization of intangibles	347	1,234
Contingent consideration fair value adjustments	—	104
Restructuring costs	2,205	4,888
Adjusted EBITDA	$12,170	$3,240

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$287,414	$283,971
All other countries	16,863	17,401
Total cash and cash equivalents	$304,277	$301,372
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by (used in)
Operating activities	$5,590	$(1,243)
Investing activities	$(160)	$553
Financing activities	$(2,193)	$(5,192)
Net cash provided by (used in) operating activities consists of net earnings (loss) adjusted for non-cash items and the effect of changes in working capital.
2024
Adjustments to net earnings consisted primarily of $7.0 million of stock-based compensation expense and non-cash lease expense of $1.2 million. The decrease from changes in working capital primarily consisted of a decrease of $10.4 million in accounts payable and other liabilities driven by the payment of 2023 annual cash bonuses in 2024, partially offset by accruals for 2024 annual cash bonuses.
Net cash used in investing activities included $0.2 million of capital expenditures.
Net cash used in financing activities included $2.2 million of withholding taxes paid related to the exercise of equity awards.
2023
Adjustments to net loss consisted primarily of $1.2 million of amortization of intangibles, non-cash lease expense of $1.1 million, and $0.9 million of depreciation. The decrease from changes in working capital consisted of a decrease in accounts payable and other liabilities of $8.4 million, partially offset by a decrease in accounts receivable of $2.2 million, an increase in deferred revenue of $2.0 million, and a decrease in prepaid expenses and other assets of $1.6 million. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 annual cash bonuses in 2023 and payment of the WIREWAX contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements") partially offset by the timing of payments related to compensation and other employee related costs. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The increase in deferred revenue was due primarily to an increase in Bookings. The decrease in prepaid expenses and other assets was due primarily to the timing of cash payments.
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
Liquidity Assessment
At March 31, 2024, Vimeo had $304.3 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. The Company's forecast indicates that it may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, could incur additional costs. Vimeo does not currently expect to incur significant capital expenditures.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under "Note 9—Contingencies" in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors
In addition to the risk factors below and information set forth in this Form 10-Q, you should carefully consider the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 22, 2024. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us.

Risks Related to User Content and Personal Information

As a highly visible brand, we continue to be the target of cyberattacks and other undesirable acts by malicious actors, and our actual or perceived failure to adequately protect personal information and confidential information that we (or our service providers or business partners) collect, store or process could trigger contractual and legal obligations, harm our reputation, subject us to liability and otherwise adversely affect our business including our financial results.

We have been targeted with cyberattacks in the past and may be targeted again. Potential attackers span a spectrum from unsophisticated amateurs to highly advanced organizations supported by state actors and use a variety of vectors, including malware, ransomware attacks, denial-of-service attacks, and social engineering. Malicious actors may seek to impede our services (e.g., a denial-of-service attack) or infiltrate our systems for the purpose of introducing malware (e.g., ransomware), deleting or corrupting data, or exfiltrating data. Other undesirable acts may include the unauthorized use of user data or our systems in a manner inconsistent with our terms of service, contracts, or policies, such as the existence of false or undesirable user accounts, activities that threaten people’s safety online or offline, or instances of spamming, scraping, or data harvesting. For example, third parties often attempt to access and collect our site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, which could include distributing such data to other parties for commercial purposes or training AI models for commercial purposes. Our users and subscribers could also be targeted by malicious actors. In the past, we have had instances in which user passwords were guessed by malicious actors or were exposed in breaches of other companies and then used by malicious actors to access the user's account in our system. Additionally, we have experienced cases where user error has caused private data to be exposed. Incidents affecting user data, regardless of the cause, take time for us to investigate and can be frustrating for our users.

Any of these types of activities may cause significant and lasting negative consequences. Appropriately responding to and remediating such activities may incur significant expense, and could result in severely diminished operational capacity and the loss of data necessary to operate. If a security incident results in a data breach, we may be subject to legal liability. Even if financial, legal, or operational harm is avoided, an incident could cause persistent reputational harm to our company. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, such incidents, including being unsuccessful in our efforts to enforce our policies. Like other global companies, we face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combating these security threats.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2024.
Issuer Purchases of Equity Securities
Vimeo has not purchased any shares of its common stock during the quarter ended March 31, 2024.

Item 5.    Other Information
During our fiscal quarter ended March 31, 2024, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#	Offer Letter, dated as of February 28, 2023, by and between Vimeo, Inc. and Eric Cox	Filed herewith.
10.2#	Offer Letter, dated as of March 26, 2024, by and between Vimeo, Inc. and Philip Moyer	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2024.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
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

Dated:	May 7, 2024	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)