Form 10-Q
period 2024-06-30
Vimeo, Inc.
filed 2024-08-06
CIK 1837686

As filed with the Securities and Exchange Commission on August 6, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of August 1, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	156,398,096
Class B common stock	9,399,250
Total	165,797,346

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
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance, and our revenue has declined in recent periods,
•our limited operating history as a pure software-as-a-service ("SaaS") company and our limited history of selling such plans through our sales force,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•the use or capabilities of artificial intelligence in our offerings may result in reputational harm and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•weakened global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the U.S. or other jurisdictions in which we operate, our operating results will suffer,
•we may experience a disruption of our business activities due to senior executive transitions,
•we have been the target of cyberattacks by malicious actors,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$310,579	$301,372
Accounts receivable, net	25,263	26,605
Prepaid expenses and other current assets	20,115	23,491
Total current assets	355,957	351,468

Leasehold improvements and equipment, net	538	607
Goodwill	245,406	245,406
Intangible assets with definite lives, net	1,934	2,629
Other non-current assets	22,458	22,810
TOTAL ASSETS	$626,293	$622,920

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$3,412	$4,696
Deferred revenue	168,014	168,610
Accrued expenses and other current liabilities	43,776	53,573
Total current liabilities	215,202	226,879

Other long-term liabilities	13,199	13,809

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 160,265 and 158,511 shares issued and 157,228 and 158,511 shares outstanding, respectively	1,603	1,585
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	786,044	774,587
Accumulated deficit	(377,141)	(393,335)
Accumulated other comprehensive loss	(937)	(699)
Treasury stock, 3,037 and — shares, respectively	(11,771)	—
Total shareholders' equity	397,892	382,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$626,293	$622,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$104,376	$101,835	$209,286	$205,417
Cost of revenue (exclusive of depreciation shown separately below)	22,678	22,845	46,121	46,517
Gross profit	81,698	78,990	163,165	158,900
Operating expenses:
Research and development expense	26,972	26,676	55,107	57,936
Sales and marketing expense	27,676	39,764	59,981	79,751
General and administrative expense	19,087	6,943	37,121	16,249
Depreciation	154	102	211	1,030
Amortization of intangibles	348	910	695	2,144
Total operating expenses	74,237	74,395	153,115	157,110
Operating income	7,461	4,595	10,050	1,790
Interest expense	—	(877)	—	(998)
Other income, net	3,881	2,934	7,697	5,578
Earnings before income taxes	11,342	6,652	17,747	6,370
Income tax provision	(1,221)	(781)	(1,553)	(1,197)
Net earnings	$10,121	$5,871	$16,194	$5,173

Per share information:
Basic earnings per share	$0.06	$0.04	$0.10	$0.03
Diluted earnings per share	$0.06	$0.03	$0.09	$0.03

Stock-based compensation expense by function:
Cost of revenue	$198	$328	$345	$469
Research and development expense	3,895	4,583	7,718	9,501
Sales and marketing expense	824	3,166	2,645	5,653
General and administrative expense	3,463	(8,661)	4,644	(17,316)
Total stock-based compensation expense	$8,380	$(584)	$15,352	$(1,693)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings	$10,121	$5,871	$16,194	$5,173
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(114)	378	(238)	250
Total other comprehensive (loss) income	(114)	378	(238)	250
Comprehensive income	$10,007	$6,249	$15,956	$5,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2024	$1,594	159,440	$94	9,399	$779,191	$(387,262)	$(823)	$—	$392,794
Net earnings	—	—	—	—	—	10,121	—	—	10,121
Other comprehensive loss	—	—	—	—	—	—	(114)	—	(114)
Stock-based compensation expense	—	—	—	—	8,380	—	—	—	8,380
Amounts related to settlement of equity awards	9	825	—	—	(1,527)	—	—	—	(1,518)
Purchase of treasury stock	—	—	—	—	—	—	—	(11,771)	(11,771)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$786,044	$(377,141)	$(937)	$(11,771)	$397,892

Balance at December 31, 2023	$1,585	158,511	$94	9,399	$774,587	$(393,335)	$(699)	$—	$382,232
Net earnings	—	—	—	—	—	16,194	—	—	16,194
Other comprehensive loss	—	—	—	—	—	—	(238)	—	(238)
Stock-based compensation expense	—	—	—	—	15,352	—	—	—	15,352
Amounts related to settlement of equity awards	18	1,754	—	—	(3,895)	—	—	—	(3,877)
Purchase of treasury stock	—	—	—	—	—	—	—	(11,771)	(11,771)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$786,044	$(377,141)	$(937)	$(11,771)	$397,892

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2023	$1,561	$156,054	$94	$9,399	$765,662	$(416,065)	$(959)	$350,293
Net earnings	—	—	—	—	—	5,871	—	5,871
Other comprehensive income	—	—	—	—	—	—	378	378
Stock-based compensation expense	—	—	—	—	(584)	—	—	(584)
Amounts related to settlement of equity awards	13	1,385	—	—	(3,078)	—	—	(3,065)
Balance at June 30, 2023	$1,574	157,439	$94	9,399	$762,000	$(410,194)	$(581)	$352,893

Balance at December 31, 2022	$1,572	$157,187	$94	$9,399	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	5,173	—	5,173
Other comprehensive income	—	—	—	—	—	—	250	250
Stock-based compensation expense	—	—	—	—	(1,693)	—	—	(1,693)
Amounts related to settlement of equity awards	18	1,876	—	—	(4,713)	—	—	(4,695)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at June 30, 2023	$1,574	157,439	$94	9,399	$762,000	$(410,194)	$(581)	$352,893

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings	$16,194	$5,173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	15,352	(1,693)
Amortization of intangibles	695	2,144
Depreciation	211	1,030
Provision for credit losses	30	17
Loss on the sale of an asset	—	37
Non-cash lease expense	2,269	2,267
Other adjustments, net	25	1,411
Changes in assets and liabilities:
Accounts receivable	414	3,870
Prepaid expenses and other assets	2,929	(57)
Accounts payable and other liabilities	(13,022)	(11,417)
Deferred revenue	191	8,414
Net cash provided by operating activities	25,288	11,196
Cash flows from investing activities:
Capital expenditures	(160)	(107)
Proceeds from the sale of an asset	—	639
Net cash (used in) provided by investing activities	(160)	532
Cash flows from financing activities:
Amounts related to settlement of equity awards	(3,935)	(4,180)
Proceeds from exercise of stock options	22	128
Purchases of treasury stock	(11,495)	—
Contingent consideration payment	—	(3,297)
Other	—	(266)
Net cash used in financing activities	(15,408)	(7,615)
Total cash provided	9,720	4,113
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(337)	(154)
Net increase in cash and cash equivalents and restricted cash	9,383	3,959
Cash and cash equivalents and restricted cash at beginning of period	301,436	274,834
Cash and cash equivalents and restricted cash at end of period	$310,819	$278,793

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
As used herein, "Vimeo," the "Company," "we," "our" or "us" and similar terms in these consolidated financial statements refer to Vimeo, Inc. and its subsidiaries (unless the context requires otherwise).
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
All intercompany balances and transactions between and among Vimeo and its subsidiaries have been eliminated. All related party balances between Vimeo and IAC/InterActiveCorp ("IAC") and its subsidiaries are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities" and "Other long-term liabilities."
All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards, are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of equity awards are reflected in the accompanying consolidated statement of cash flows as financing activities.
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
NOTE 2—REVENUE

Revenue Recognition
Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers. Subscription periods generally range from one month to three years, with the most common being an annual subscription, and are generally non-cancellable.
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
Disaggregated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$68,565	$70,821	$138,477	$142,423
Vimeo Enterprise	20,051	12,899	38,518	24,471
Other	15,760	18,115	32,291	38,523
Total	$104,376	$101,835	$209,286	$205,417

Revenue by geography is based on where the customer is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$56,896	$54,184	$114,225	$108,899
All other countries	47,480	47,651	95,061	96,518
Total	$104,376	$101,835	$209,286	$205,417

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

	June 30, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$168,014	$168,610
Other long-term liabilities	1,107	1,216
During the six months ended June 30, 2024, Vimeo recognized $126.9 million of revenue that was included in the deferred revenue balance at December 31, 2023. During the six months ended June 30, 2023, Vimeo recognized $126.3 million of revenue that was included in the deferred revenue balance at December 31, 2022.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	June 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses and other current assets	$5,066	$5,099
Other non-current assets	8,108	8,263
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
For the three months ended June 30, 2024 and 2023, Vimeo recorded an income tax provision of $1.2 million and $0.8 million, respectively. For the six months ended June 30, 2024 and 2023, Vimeo recorded an income tax provision of $1.6 million and $1.2 million, respectively. The effective income tax rate was lower than the federal statutory rate of 21% primarily due to movement in the valuation allowance, the effects of international tax provisions as required under 2017 Tax Cuts and Jobs Act, partially offset by stock-based awards. Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At June 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $5.0 million and $4.6 million, respectively. The Company would recognize an income tax benefit of $0.5 million if unrecognized tax benefits at June 30, 2024 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by June 30, 2025. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	June 30, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$282,233	$—	$—	$282,233
Time deposits	—	6,393	—	6,393
Total	$282,233	$6,393	$—	$288,626

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$274,212	$—	$—	$274,212
Time deposits	—	6,098	—	6,098
Total	$274,212	$6,098	$—	$280,310

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows and solely relate to the Company's contingent consideration arrangements, which were finalized and paid in 2023 (as described below):

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
	(In thousands)
Balance at beginning of period	$2,977	$7,845
Total net losses:
Included in operating income	—	104
Settlements	—	(4,972)
Balance at end of period	$2,977	$2,977

Contingent Consideration Arrangements

The aggregate purchase price of the Company's 2021 acquisitions of WIREWAX Ltd. ("WIREWAX") and Wibbitz Ltd. ("Wibbitz") consisted of cash consideration and contingent consideration, based on a combination of certain financial metrics and integration milestones.
In the first quarter of 2023, the contingent consideration arrangement for WIREWAX was finalized and resulted in a payment of $5.0 million to WIREWAX's former shareholders and a $0.1 million loss that was recorded within "General and administrative expense" in the accompanying consolidated statement of operations. In the accompanying consolidated statement of cash flows, the final $5.0 million payment is included in "Contingent consideration payment" within financing activities and "Accounts payable and other liabilities" within operating activities for $3.3 million and $1.7 million, respectively.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at June 30, 2024 and December 31, 2023. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
Description of Preferred Stock
The Board is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions (the "Stock Repurchase Program"). Under the Stock Repurchase Program, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the Stock Repurchase Program. Vimeo intends to fund repurchases under the Stock Repurchase Program from cash on hand. Vimeo has no obligation to repurchase any shares under the Stock Repurchase Program and may suspend or discontinue it at any time. During the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock, on a trade date basis, at an average cost of $3.88 per share, or in aggregate $11.8 million. There were no shares repurchased during the six months ended June 30, 2023. The Company accounts for treasury stock under the cost method.
Subsequent to June 30, 2024 and through August 1, 2024, the Company repurchased 1.2 million shares of its common stock, on a trade date basis, at an average cost of $3.74 per share, or in aggregate $4.6 million. At August 1, 2024, the Company has $33.7 million remaining under its share repurchase authorization.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$(823)	$(959)	$(699)	$(831)
Other comprehensive (loss) income	(114)	378	(238)	250
Balance at end of period	$(937)	$(581)	$(937)	$(581)
At both June 30, 2024 and 2023, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—EARNINGS PER SHARE
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
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings	$10,121	$5,871	$16,194	$5,173
Less: Net earnings attributed to participating security	(195)	(115)	(312)	(123)
Net earnings attributable to common stock shareholders	$9,926	$5,756	$15,882	$5,050
Denominator: (a)
Weighted average basic common shares outstanding	165,295	162,733	165,164	162,285

Basic earnings per share	$0.06	$0.04	$0.10	$0.03

Diluted EPS:
Numerator:
Net earnings	$10,121	$5,871	$16,194	$5,173
Less: Net earnings attributed to participating security	(191)	(113)	(305)	(121)
Net earnings attributable to common stock shareholders	$9,930	$5,758	$15,889	$5,052
Denominator: (a)
Weighted average basic common shares outstanding	165,295	162,733	165,164	162,285
Dilutive securities	3,353	2,255	3,658	2,133
Weighted average diluted common shares outstanding	168,648	164,988	168,822	164,418

Antidilutive securities	13,969	23,543	13,391	23,981

Diluted earnings per share	$0.06	$0.03	$0.09	$0.03
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at June 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

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

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$310,579	$301,372	$278,445	$274,497
Restricted cash included in Prepaid expenses and other current assets	240	64	348	337
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$310,819	$301,436	$278,793	$274,834
Restricted cash at June 30, 2024, June 30, 2023, and December 31, 2022 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at December 31, 2023 primarily consisted of a deposit related to corporate credit cards.
Credit Losses
The changes in the allowance for credit losses are as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,728	$5,183
Provision for credit losses	30	17
Write-offs charged against the allowance	(988)	(2,693)
Recoveries collected	451	516
Currency translation adjustment	(1)	9
Balance at end of period	$2,220	$3,032
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	June 30, 2024	December 31, 2023
	(In thousands)
ROU assets included in Other non-current assets	$16,805	$14,536
Leasehold improvements and equipment	$590	$704
Intangible assets with definite lives	$48,326	$47,631

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	3,760	2,992	$7,431	$5,678
Foreign exchange gains (losses), net	$121	$(58)	266	(63)
Loss on the sale of an asset	—	—	—	(37)
Other income, net	$3,881	$2,934	$7,697	$5,578

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at June 30, 2024 and December 31, 2023 relate to "Leasehold improvements and equipment, net."

	June 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements and equipment, net:
United States	$399	$492
All other countries	139	115
Total	$538	$607
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
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of €8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeals stayed the judgment pending appeal. On August 10, 2022, the Rome Court of Appeals affirmed the judgment. Vimeo has appealed to the Italian Supreme Court of Cassation and the case is currently pending (No. 26719/2022).

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
On June 2, 2019, the Civil Court of Rome concluded the second case (No. 62343/2015) and entered a judgment against Vimeo, awarding RTI damages of €4,746,273 plus interest and entering an injunction against Vimeo as to further acts infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. The Rome Court of Appeals declined to stay the judgment. On October 12, 2023, the Rome Court of Appeals published its decision affirming the lower court's judgment on liability but reducing the amount of damages to €3,865,161 plus interests and costs. Vimeo has appealed to the Italian Supreme Court of Cassation and the case is currently pending (No. 856/2024).
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
On April 7, 2023, the Civil Court of Rome published a decision finding in favor of Vimeo and dismissing the third case (No. 59780/2017) in its entirety. On October 9, 2023, RTI served Vimeo with its appeal challenging the court's decision in the third case. The case is currently pending before the appellate court (No. 5033/2023).

On October 18, 2022, the Civil Court of Rome issued a decision in the fourth case, Medusa Film v. Vimeo, Inc. (No. 74775/2017) finding liability but rejecting RTI's damage calculation and reserving judgment as to the amount of damages. On November 30, 2022, RTI served a notice of appeal challenging the court's decision on damages. The case is currently pending before the appellate court (No. 6536/2022).

On June 26, 2024, the parties entered into a settlement agreement to resolve the lawsuits pending in Italy and the consolidated enforcement action pending in New York. The settlement agreement included a payment to the plaintiffs, which did not have a material impact on Vimeo’s financial condition, results of operations, or cash flows. Pursuant to the settlement agreement, on July 12, 2024, the parties filed a Joint Stipulation of Dismissal of the consolidated enforcement action in the Southern District of New York (No. 23 Civ. 05488), and the case is now closed. On July 18, 2024, the parties filed Joint Stipulations of Dismissal to resolve the cases pending in the Civil Court of Rome (No. 74775/2017), the Rome Court of Appeals (Nos. 6536/2022 and 5033/2023), and the Italian Supreme Court of Cassation (Nos. 26719/2022 and 856/2024). The Italian courts are expected to issue orders declaring that the cases are closed in the coming weeks.

Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs' copyrights by hosting and streaming user-uploaded videos that contain plaintiffs' copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief and damages to be quantified in a separate proceeding. Additionally, the complaint seeks potential penalties of €10,000 per day of delay in removing unauthorized works after receipt of a court order to do so, if applicable. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. The parties have exchanged briefs, and the hearing scheduled for June 26, 2024 was postponed to October 16, 2024.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc., an indirect subsidiary of IAC, whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At June 30, 2024 and December 31, 2023, Vimeo had a current lease liability of $2.5 million and $2.3 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $9.4 million and $10.7 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and six months ended June 30, 2024 and 2023 were both $0.8 million and $1.7 million, respectively.
NOTE 11—RESTRUCTURING
During the quarters ended March 31, 2024 and 2023, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 4% and 11% of its employees, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $2.2 million and $4.9 million of restructuring costs for the six months ended June 30, 2024 and 2023, respectively.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Restructuring costs:
Cost of revenue	$88	$298
Research and development expense	116	2,813
Sales and marketing expense	1,104	1,078
General and administrative expense	897	699
Total	$2,205	$4,888
At June 30, 2024, a payable of $0.2 million related to restructuring costs was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and six months ended June 30, 2024 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,304.6	1,432.0	(9)%	1,304.6	1,432.0	(9)%
Average Subscribers	1,326.6	1,455.2	(9)	1,342.1	1,468.5	(9)
ARPU	$208	$195	6	$207	$196	6
Bookings	$67,904	$74,789	(9)	$134,770	$146,163	(8)

Vimeo Enterprise:
Subscribers	3.7	2.8	33	3.7	2.8	33
Average Subscribers	3.7	2.6	40	3.5	2.5	40
ARPU	$21,977	$19,672	12	$22,109	$19,727	12
Bookings	$23,433	$18,205	29	$43,368	$31,736	37

Other:
Subscribers	57.0	77.6	(27)	57.0	77.6	(27)
Average Subscribers	58.7	80.6	(27)	62.0	85.5	(27)
ARPU	$1,080	$901	20	$1,048	$909	15
Bookings	$9,144	$11,296	(19)%	$20,473	$24,151	(15)%
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
•Subscribers is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. Vimeo counts each customer with a subscription plan as a subscriber regardless of the number of users. In the case of customers who maintain subscriptions across Self-Serve & Add-Ons, Vimeo Enterprise, and Other, Vimeo counts one subscriber for each of the components in which they maintain one or more subscriptions. Vimeo does not count users or team members who have access to a subscriber's account as additional subscribers.
•Average Subscribers is the sum of the number of Subscribers at the beginning and at the end of the relevant measurement period divided by two.
•Average Revenue per User ("ARPU") is the annualized revenue for the relevant period divided by Average Subscribers. For periods that are less than a full year, annualized revenue is calculated by dividing the revenue for that particular period by the number of calendar days in the period and multiplying this value by the number of calendar days in that year.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings to Adjusted EBITDA, for the three and six months ended June 30, 2024 and 2023.

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

Results of Operations for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	22	22	23
Gross profit	78	78	78	77
Operating expenses:
Research and development expense	26	26	26	28
Sales and marketing expense	27	39	29	39
General and administrative expense	18	7	18	8
Depreciation	—	—	—	1
Amortization of intangibles	—	1	—	1
Total operating expenses	71	73	73	76
Operating income	7	5	5	1
Interest expense	—	(1)	—	—
Other income, net	4	3	4	3
Earnings before income taxes	11	7	8	3
Income tax provision	(1)	(1)	(1)	(1)
Net earnings	10%	6%	8%	3%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$68,565	$70,821	$(2,256)	(3)%	$138,477	$142,423	$(3,946)	(3)%
Vimeo Enterprise	20,051	12,899	7,152	55	38,518	24,471	14,047	57
Other	15,760	18,115	(2,355)	(13)	32,291	38,523	(6,232)	(16)
Total revenue	$104,376	$101,835	$2,541	2%	$209,286	$205,417	$3,869	2%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Revenue increased $2.5 million, or 2%, due primarily to an increase of $7.2 million, or 55%, in Vimeo Enterprise, partially offset by decreases of $2.4 million, or 13%, in Other and $2.3 million, or 3%, in Self-Serve & Add-Ons.
The increase in Vimeo Enterprise was primarily due to increases of 40% and 12% in Average Subscribers and ARPU, respectively. The decrease in Other was a result of the Company actively deprecating a number of products in this category. The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 6% in ARPU.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Revenue increased $3.9 million, or 2%, due primarily to an increase of $14.0 million, or 57%, in Vimeo Enterprise, partially offset by decreases of $6.2 million, or 16%, in Other and $3.9 million, or 3%, in Self-Serve & Add-Ons.

The increase in Vimeo Enterprise was primarily due to increases of 40% and 12% in Average Subscribers and ARPU, respectively. The decrease in Other was a result of the Company actively deprecating a number of products in this category. The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 6% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$22,678	$22,845	$(167)	(1)%	$46,121	$46,517	$(396)	(1)%
Gross profit	$81,698	$78,990	$2,708	3%	$163,165	$158,900	$4,265	3%
Gross margin	78%	78%			78%	77%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Cost of revenue decreased $0.2 million, or 1%, due primarily to a decrease in credit card processing fees of $0.9 million driven by lower bookings from Self-Serve & Add-Ons, partially offset by an increase in hosting costs of $0.6 million.
Gross profit increased $2.7 million, or 3%, due primarily to the increase in revenue.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Cost of revenue decreased $0.4 million, or 1%, due primarily to a decrease in credit card processing fees of $1.1 million driven by lower bookings from Self-Serve & Add-Ons, partially offset by an increase in hosting costs of $0.6 million.
Gross profit increased $4.3 million, or 3%, due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Research and development expense	$26,972	$26,676	$296	1%	$55,107	$57,936	$(2,829)	(5)%
Sales and marketing expense	27,676	39,764	(12,088)	(30)	59,981	79,751	(19,770)	(25)
General and administrative expense	19,087	6,943	12,144	175	37,121	16,249	20,872	128
Depreciation	154	102	52	52	211	1,030	(819)	(80)
Amortization of intangibles	348	910	(562)	(62)	695	2,144	(1,449)	(68)
Total operating expenses	$74,237	$74,395	$(158)	—%	$153,115	$157,110	$(3,995)	(3)%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Research and development expense increased $0.3 million, or 1%, due primarily to increased investment in products of $1.0 million, partially offset by a decrease of $0.7 million in stock-based compensation expense due to executive turnover in 2023.
Sales and marketing expense decreased $12.1 million, or 30%, due primarily to a decreases of $8.0 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach, $2.3 million in stock-based compensation expense driven by executive turnover in 2024, and $1.9 million in compensation expense and other employee-related costs driven by lower headcount.

General and administrative expense increased $12.1 million, or 175%, due primarily to an increase of $12.1 million in stock-based compensation expense driven by executive turnover in 2023.
Depreciation was nearly flat compared to the prior year period.
Amortization of intangibles decreased $0.6 million, or 62%, due primarily to certain intangible assets reaching the end of their estimated useful lives in the second quarter of 2023.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Research and development expense decreased $2.8 million, or 5%, due primarily to decreases of $2.7 million in restructuring costs driven by a reduction-in-force that was completed in the first quarter of 2023 and $1.8 million in stock-based compensation expense due to executive turnover in 2023, partially offset by increased investment in products of $1.7 million.
Sales and marketing expense decreased $19.8 million, or 25%, due primarily to decreases of $15.0 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach, $3.0 million in stock-based compensation expense driven by executive turnover in 2024, and $2.8 million in compensation expense and other employee-related costs driven by lower headcount, partially offset by an increase of $1.1 million in travel and entertainment costs.
General and administrative expense increased $20.9 million, or 128%, due primarily to an increase of $22.0 million in stock-based compensation expense driven by Board and executive turnover in 2023.
Depreciation decreased $0.8 million, or 80%, due primarily to costs associated with an asset retirement obligation incurred in the first quarter of 2023 related to the Company's international operations.
Amortization of intangibles decreased $1.4 million, or 68%, due primarily to certain intangible assets reaching the end of their estimated useful lives in the second quarter of 2023.
Operating income

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Operating income	$7,461	$4,595	$2,866	62%	$10,050	$1,790	$8,260	461%
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Operating income increased $2.9 million due to an increase in gross profit of $2.7 million and a decrease in operating expenses of $0.2 million. The increase in gross profit was driven by an increase in revenue, as gross margins were flat (78% in both periods). The decrease in operating expenses was due primarily to decreases in advertising costs of $8.0 million and compensation expense and other employee-related costs of $1.7 million, partially offset by an increase in stock-based compensation expense of $9.1 million.

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Operating income increased $8.3 million due to an increase in gross profit of $4.3 million and a decrease in operating expenses of $4.0 million. The increase in gross profit was driven by an increase in revenue, which led to improved gross margin (78% in 2024 compared to 77% in 2023). The decrease in operating expenses was due primarily to decreases in advertising costs of $15.0 million, compensation expense and other employee-related costs of $2.5 million, restructuring costs of $2.5 million, and amortization of intangibles of $1.4 million, partially offset by an increase in stock-based compensation expense of $17.2 million.

Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Interest expense	$—	$(877)	$877	(100)%	$—	$(998)	$998	(100)%

Interest income	3,760	2,992	768	26%	7,431	5,678	1,753	31%
Foreign exchange gains (losses), net	121	(58)	179	NM	266	(63)	329	NM
Loss on the sale of an asset	—	—	—	NM	—	(37)	37	(100)
Other income, net	$3,881	$2,934	$947	32%	$7,697	$5,578	$2,119	38%

Interest expense decreased $0.9 million and $1.0 million for the three and six months ended June 30, 2024, respectively, due to the termination of the Credit Facility in the second quarter of 2023.
Other income, net increased $0.9 million and $2.1 million for three and six months ended June 30, 2024, respectively, due primarily to an increase in Interest income driven by larger money market fund balances and higher interest rates.
Income tax provision

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Income tax provision	$(1,221)	$(781)	$(440)	56%	$(1,553)	$(1,197)	$(356)	30%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
Income tax provision increased as a result of higher pre-tax income for the three and six months ended June 30, 2024.
Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Adjusted EBITDA	$16,343	$5,023	$11,320	225%	$28,513	$8,263	$20,250	245%
As a percentage of revenue	16%	5%			14%	4%
For a reconciliation of net earnings to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended June 30, 2024 compared to the three months ended June 30, 2023
Adjusted EBITDA increased $11.3 million to $16.3 million, primarily due to an increase in gross profit driven by higher revenue and decreases in advertising costs and compensation expense and other employee-related costs.
For the six months ended June 30, 2024 compared to the six months ended June 30, 2023
Adjusted EBITDA increased $20.3 million to $28.5 million, primarily due to an increase in gross profit driven by higher revenue and decreases in advertising costs and compensation expense and other employee-related costs.

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
The reconciliation of net earnings to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings	$10,121	$5,871	$16,194	$5,173
Add back:
Income tax provision	1,221	781	1,553	1,197
Other income, net	(3,881)	(2,934)	(7,697)	(5,578)
Interest expense	—	877	—	998
Operating income	7,461	4,595	10,050	1,790
Add back:
Stock-based compensation expense	8,380	(584)	15,352	(1,693)
Depreciation	154	102	211	1,030
Amortization of intangibles	348	910	695	2,144
Contingent consideration fair value adjustments	—	—	—	104
Restructuring costs	—	—	2,205	4,888
Adjusted EBITDA	$16,343	$5,023	$28,513	$8,263

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$292,711	$283,971
All other countries	17,868	17,401
Total cash and cash equivalents	$310,579	$301,372
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided by (used in)
Operating activities	$25,288	$11,196
Investing activities	$(160)	$532
Financing activities	$(15,408)	$(7,615)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital.
2024
Adjustments to net earnings consisted primarily of $15.4 million of stock-based compensation expense and non-cash lease expense of $2.3 million. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $13.0 million, partially offset by a decrease in prepaid expenses and other assets of $2.9 million. The decrease in accounts payable and other liabilities is driven by the payment of 2023 annual cash bonuses in 2024, partially offset by accruals for 2024 annual cash bonuses. The decrease from prepaid expense and other assets was due to the timing of invoice payments.
Net cash used in investing activities included $0.2 million of capital expenditures.
Net cash used in financing activities included $11.5 million of common stock repurchases and $3.9 million of withholding taxes paid related to the settlement of equity awards.
2023
Adjustments to net earnings consisted primarily of non-cash lease expense of $2.3 million and amortization of intangibles of $2.1 million. The increase from changes in working capital consisted of an increase in deferred revenue of $8.4 million, a decrease in accounts receivable of $3.9 million, partially offset by a decrease in accounts payable and other liabilities of $11.4 million. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 annual cash bonuses in 2023, the timing of invoice payments, and payment of the WIREWAX contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements"), partially offset by accruals for 2023 cash bonuses.
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

Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock, on a trade date basis, at an average cost of $3.88 per share, or in aggregate $11.8 million.
Subsequent to June 30, 2024 and through August 1, 2024, the Company repurchased 1.2 million shares of its common stock, on a trade date basis, at an average cost of $3.74 per share, or in aggregate $4.6 million. At August 1, 2024, the Company has $33.7 million remaining under its share repurchase authorization.
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
Liquidity Assessment
At June 30, 2024, Vimeo had $310.6 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents will be sufficient to fund its normal operating requirements, including capital expenditures, and other commitments for the foreseeable future. The Company's forecast indicates that it may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, could incur additional costs. Vimeo does not currently expect to incur significant capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

In the United States, Section 230 of the Communications Decency Act ("Section 230") generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action, or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In more recent sessions of Congress, multiple bills have been introduced to further limit Section 230. Some bills would repeal or substantially curtail Section 230, while some exempt specific claims or categories of content from Section 230’s reach. In May 2024, the Energy and Commerce Committee of the U.S. House of Representatives held a Communications and Technology Subcommittee hearing on a proposal to sunset Section 230. While no draft legislation has formally been introduced yet, this is one of various congressional efforts to eliminate or modify Section 230, so the possibility of congressional action remains. If Congress revises or repeals Section 230, we may no longer be afforded the same level of protection offered by Section 230.

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

We depend on third-party vendors to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers and process payments. Specifically, Google Cloud Platform ("GCP") provides us with hosting and computing services, Amazon Web Services ("AWS") provides us with hosting services and we use multiple CDNs to deliver traffic worldwide. Certain of these third-party vendors have experienced outages in the past that have caused key Vimeo video services to be unavailable for several hours. We do not have automated cross-vendor redundancy for GCP or AWS. Consequently, outages in those services materially affect our video services. Outages may expose us to having to offer credits to subscribers, loss of subscribers and reputational damage. We may not be able to fully offset these losses with any credits we might receive from our vendors. Further, if any of these third-party vendors shut down services, we may be required to transition to different vendors. Because of the costs and time lags that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to replace one or more major vendors with another source, especially if the replacement became necessary on a short timeframe. Additionally, our forecast indicates that we may not meet the minimum commitment of a non-cancellable cloud computing arrangement which expires in the fourth quarter of 2024, and as a result, we could incur additional costs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended June 30, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of Vimeo common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)

April 1 to April 30, 2024	—	—	—	$50,000
May 1 to May 31, 2024	1,085	$3.94	1,085	$45,747
June 1 to June 30 2024	1,952	$3.84	1,952	$38,292
Total	3,037	$3.88	3,037	$38,292
_____________________
(1)    Average price paid per share includes direct costs associated with the repurchases.
(2)    Reflects repurchases of Vimeo common stock made pursuant to the Company's Stock Repurchase Program. See "Note 5—Shareholders' Equity" in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases. Subsequent to June 30, 2024 and through August 1, 2024, the Company repurchased 1.2 million shares of its common stock, on a trade date basis, at an average cost of $3.74 per share, or in aggregate $4.6 million. At August 1, 2024, the Company has $33.7 million remaining in its share repurchase authorization.
(3)    Direct costs associated with the repurchases do not reduce the amount available under the Stock Repurchase Program.
Vimeo may purchase shares of Vimeo common stock pursuant to the Stock Repurchase Program over an indefinite period of time in the open market and in privately negotiated transactions, depending on those factors Vimeo management deems relevant at any particular time, including, without limitation, market conditions, share price, and future outlook.

Item 5.    Other Information
During our fiscal quarter ended June 30, 2024, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Dated:	August 6, 2024	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)