Form 10-Q
period 2024-09-30
Vimeo, Inc.
filed 2024-11-05
CIK 1837686

As filed with the Securities and Exchange Commission on November 5, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2024, the following shares of the registrant's common stock were outstanding:

Common Stock	156,451,664
Class B common stock	9,399,250
Total	165,850,914

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
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance, and our revenue has declined in recent periods,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•the use or capabilities of artificial intelligence in our offerings may result in reputational harm, cost and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•a downturn in global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials,
•we have faced negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store and process large amounts of content and personal information and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the U.S. or other jurisdictions in which we operate, our operating results will suffer,
•we may experience a disruption of our business activities due to senior executive transitions,
•we have been the target of cyberattacks by malicious actors,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2024	December 31, 2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$324,781	$301,372
Accounts receivable, net	25,611	26,605
Prepaid expenses and other current assets	23,450	23,491
Total current assets	373,842	351,468

Leasehold improvements and equipment, net	448	607
Goodwill	245,406	245,406
Intangible assets with definite lives, net	1,587	2,629
Other non-current assets	21,694	22,810
TOTAL ASSETS	$642,977	$622,920

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,760	$4,696
Deferred revenue	163,304	168,610
Accrued expenses and other current liabilities	53,274	53,573
Total current liabilities	221,338	226,879

Other long-term liabilities	12,228	13,809

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 160,894 and 158,511 shares issued and 156,542 and 158,511 shares outstanding, respectively	1,609	1,585
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	793,022	774,587
Accumulated deficit	(367,859)	(393,335)
Accumulated other comprehensive loss	(643)	(699)
Treasury stock, 4,352 and — shares, respectively	(16,812)	—
Total shareholders' equity	409,411	382,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$642,977	$622,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Revenue	$104,564	$106,253	$313,850	$311,670
Cost of revenue (exclusive of depreciation shown separately below)	21,708	21,802	67,829	68,319
Gross profit	82,856	84,451	246,021	243,351
Operating expenses:
Research and development expense	26,588	23,153	81,695	81,089
Sales and marketing expense	28,799	36,704	88,780	116,455
General and administrative expense	19,655	18,396	56,776	34,645
Depreciation	102	168	313	1,198
Amortization of intangibles	347	347	1,042	2,491
Total operating expenses	75,491	78,768	228,606	235,878
Operating income	7,365	5,683	17,415	7,473
Interest expense	—	—	—	(998)
Other income, net	3,615	3,657	11,312	9,235
Earnings before income taxes	10,980	9,340	28,727	15,710
Income tax provision	(1,698)	(876)	(3,251)	(2,073)
Net earnings	$9,282	$8,464	$25,476	$13,637

Per share information:
Basic earnings per share	$0.06	$0.05	$0.15	$0.08
Diluted earnings per share	$0.05	$0.05	$0.15	$0.08

Stock-based compensation expense by function:
Cost of revenue	$220	$271	$565	$740
Research and development expense	2,791	2,149	10,509	11,650
Sales and marketing expense	1,521	1,723	4,166	7,376
General and administrative expense	3,736	2,979	8,380	(14,337)
Total stock-based compensation expense	$8,268	$7,122	$23,620	$5,429

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings	$9,282	$8,464	$25,476	$13,637
Other comprehensive income (loss):
Change in foreign currency translation adjustment	294	(675)	56	(425)
Total other comprehensive income (loss)	294	(675)	56	(425)
Comprehensive income	$9,576	$7,789	$25,532	$13,212

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$786,044	$(377,141)	$(937)	$(11,771)	$397,892
Net earnings	—	—	—	—	—	9,282	—	—	9,282
Other comprehensive income	—	—	—	—	—	—	294	—	294
Stock-based compensation expense	—	—	—	—	8,268	—	—	—	8,268
Amounts related to settlement of equity awards	6	629	—	—	(1,290)	—	—	—	(1,284)
Purchase of treasury stock	—	—	—	—	—	—	—	(5,041)	(5,041)
Balance at September 30, 2024	$1,609	160,894	$94	9,399	$793,022	$(367,859)	$(643)	$(16,812)	$409,411

Balance at December 31, 2023	$1,585	158,511	$94	9,399	$774,587	$(393,335)	$(699)	$—	$382,232
Net earnings	—	—	—	—	—	25,476	—	—	25,476
Other comprehensive income	—	—	—	—	—	—	56	—	56
Stock-based compensation expense	—	—	—	—	23,620	—	—	—	23,620
Amounts related to settlement of equity awards	24	2,383	—	—	(5,185)	—	—	—	(5,161)
Purchase of treasury stock	—	—	—	—	—	—	—	(16,812)	(16,812)
Balance at September 30, 2024	$1,609	160,894	$94	9,399	$793,022	$(367,859)	$(643)	$(16,812)	$409,411

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2023	$1,574	$157,439	$94	$9,399	$762,000	$(410,194)	$(581)	$352,893
Net earnings	—	—	—	—	—	8,464	—	8,464
Other comprehensive loss	—	—	—	—	—	—	(675)	(675)
Stock-based compensation expense	—	—	—	—	7,122	—	—	7,122
Amounts related to settlement of equity awards	5	489	—	—	(1,089)	—	—	(1,084)
Balance at September 30, 2023	$1,579	157,928	$94	9,399	$768,033	$(401,730)	$(1,256)	$366,720

Balance at December 31, 2022	$1,572	$157,187	$94	$9,399	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	13,637	—	13,637
Other comprehensive loss	—	—	—	—	—	—	(425)	(425)
Stock-based compensation expense	—	—	—	—	5,429	—	—	5,429
Amounts related to settlement of equity awards	23	2,365	—	—	(5,802)	—	—	(5,779)
Restricted Stock Award	(16)	(1,624)	—	—	16	—	—	—
Balance at September 30, 2023	$1,579	157,928	$94	9,399	$768,033	$(401,730)	$(1,256)	$366,720

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net earnings	$25,476	$13,637
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	23,620	5,429
Amortization of intangibles	1,042	2,491
Depreciation	313	1,198
Provision for credit losses	344	326
Loss on the sale of an asset	—	37
Non-cash lease expense	3,310	3,410
Other adjustments, net	64	1,053
Changes in assets and liabilities:
Accounts receivable	(795)	3,453
Prepaid expenses and other assets	4,231	(1,987)
Accounts payable and other liabilities	(7,371)	(6,210)
Deferred revenue	(4,177)	4,966
Net cash provided by operating activities	46,057	27,803
Cash flows from investing activities:
Capital expenditures	(173)	(108)
Proceeds from the sale of an asset	—	639
Net cash (used in) provided by investing activities	(173)	531
Cash flows from financing activities:
Amounts related to settlement of equity awards	(5,243)	(5,697)
Proceeds from exercise of stock options	47	134
Purchases of treasury stock	(16,797)	—
Contingent consideration payment	—	(5,774)
Other	—	(266)
Net cash used in financing activities	(21,993)	(11,603)
Total cash provided	23,891	16,731
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(306)	(674)
Net increase in cash and cash equivalents and restricted cash	23,585	16,057
Cash and cash equivalents and restricted cash at beginning of period	301,436	274,834
Cash and cash equivalents and restricted cash at end of period	$325,021	$290,891

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
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Disaggregated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$67,864	$71,935	$206,341	$214,358
Vimeo Enterprise	21,675	15,220	60,193	39,691
Other	15,025	19,098	47,316	57,621
Total	$104,564	$106,253	$313,850	$311,670

Revenue by geography is based on where the customer is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Revenue:
United States	$56,705	$57,272	$170,930	$166,171
All other countries	47,859	48,981	142,920	145,499
Total	$104,564	$106,253	$313,850	$311,670

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

	September 30, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$163,304	$168,610
Other long-term liabilities	901	1,216
During the nine months ended September 30, 2024, Vimeo recognized $155.9 million of revenue that was included in the deferred revenue balance at December 31, 2023. During the nine months ended September 30, 2023, Vimeo recognized $155.2 million of revenue that was included in the deferred revenue balance at December 31, 2022.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	September 30, 2024	December 31, 2023
	(In thousands)
Prepaid expenses and other current assets	$5,236	$5,099
Other non-current assets	8,180	8,263
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
For the three months ended September 30, 2024 and 2023, Vimeo recorded an income tax provision of $1.7 million and $0.9 million, respectively. For the nine months ended September 30, 2024 and 2023, Vimeo recorded an income tax provision of $3.3 million and $2.1 million, respectively. For the three and nine months ended September 30, 2024, the effective income tax rate was lower than the federal statutory rate of 21% primarily due to movement in the valuation allowance and the effects of international tax provisions as required under 2017 Tax Cuts and Jobs Act, partially offset by stock-based awards. Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2024 and December 31, 2023, unrecognized tax benefits, including interest and penalties, were $5.5 million and $4.6 million, respectively. The Company would recognize an income tax benefit of $0.5 million if unrecognized tax benefits at September 30, 2024 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by September 30, 2025. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	September 30, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$293,985	$—	$—	$293,985
Time deposits	—	6,872	—	6,872
Total	$293,985	$6,872	$—	$300,857

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$274,212	$—	$—	$274,212
Time deposits	—	6,098	—	6,098
Total	$274,212	$6,098	$—	$280,310

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the Company's financial instruments that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows and solely relate to the Company's contingent consideration arrangements, which were finalized and paid in 2023 (as described below):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
	(In thousands)
Balance at beginning of period	$2,977	$7,845
Total net gains:
Included in operating income	(500)	(396)
Settlements	(2,477)	(7,449)
Balance at end of period	$—	$—

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at September 30, 2024 and December 31, 2023. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
Description of Preferred Stock
The Board is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50.0 million of the Company’s common stock through open market or private transactions (the "Stock Repurchase Program"). Under the Stock Repurchase Program, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the Stock Repurchase Program. Vimeo intends to fund repurchases under the Stock Repurchase Program from cash on hand. Vimeo has no obligation to repurchase any shares under the Stock Repurchase Program and may suspend or discontinue it at any time. During the nine months ended September 30, 2024, the Company repurchased 4.4 million shares of its common stock, on a trade date basis, at an average cost of $3.86 per share, or in aggregate $16.8 million. There were no shares repurchased during the nine months ended September 30, 2023. The Company accounts for treasury stock under the cost method.
Subsequent to September 30, 2024 and through October 31, 2024, the Company repurchased 0.4 million shares of its common stock, on a trade date basis, at an average cost of $4.87 per share, or in aggregate $2.0 million. At October 31, 2024, the Company has $31.3 million remaining under its share repurchase authorization.
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Balance at beginning of period	$(937)	$(581)	$(699)	$(831)
Other comprehensive income (loss)	294	(675)	56	(425)
Balance at end of period	$(643)	$(1,256)	$(643)	$(1,256)
At both September 30, 2024 and 2023, there was no tax benefit or provision on accumulated other comprehensive loss.

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
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings	$9,282	$8,464	$25,476	$13,637
Less: Net earnings attributed to participating security	(182)	(164)	(494)	(304)
Net earnings attributable to common stock shareholders	$9,100	$8,300	$24,982	$13,333
Denominator: (a)
Weighted average basic common shares outstanding	162,686	163,877	164,332	162,822

Basic earnings per share	$0.06	$0.05	$0.15	$0.08

Diluted EPS:
Numerator:
Net earnings	$9,282	$8,464	$25,476	$13,637
Less: Net earnings attributed to participating security	(176)	(162)	(481)	(301)
Net earnings attributable to common stock shareholders	$9,106	$8,302	$24,995	$13,336
Denominator: (a)
Weighted average basic common shares outstanding	162,686	163,877	164,332	162,822
Dilutive securities	5,664	2,029	4,327	2,098
Weighted average diluted common shares outstanding	168,350	165,906	168,659	164,920

Antidilutive securities	11,589	20,059	12,790	22,674

Diluted earnings per share	$0.05	$0.05	$0.15	$0.08
_____________________
(a)    Vimeo Restricted Shares were included in shares of common stock issued and outstanding at September 30, 2024 and December 31, 2023 in the accompanying consolidated balance sheet, but were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market-based conditions.

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

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
	(In thousands)
Cash and cash equivalents	$324,781	$301,372	$290,564	$274,497
Restricted cash included in Prepaid expenses and other current assets	240	64	327	337
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$325,021	$301,436	$290,891	$274,834
Restricted cash at September 30, 2024, September 30, 2023, and December 31, 2022 primarily consisted of deposits related to a lease and corporate credit cards.
Restricted cash at December 31, 2023 primarily consisted of a deposit related to corporate credit cards.
Credit Losses
The changes in the allowance for credit losses are as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,728	$5,183
Provision for credit losses	344	326
Write-offs charged against the allowance	(1,519)	(3,683)
Recoveries collected	570	800
Currency translation adjustment	(1)	5
Balance at end of period	$2,122	$2,631
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	September 30, 2024	December 31, 2023
	(In thousands)
ROU assets included in Other non-current assets	$17,846	$14,536
Leasehold improvements and equipment	$521	$704
Intangible assets with definite lives	$48,673	$47,631

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Interest income	3,827	3,349	$11,258	$9,027
Foreign exchange (losses) gains, net	$(212)	$308	54	245
Loss on the sale of an asset	—	—	—	(37)
Other income, net	$3,615	$3,657	$11,312	$9,235

Geographic Concentrations
Long-lived assets, excluding goodwill, intangible assets with definite lives and ROU assets, at September 30, 2024 and December 31, 2023 relate to "Leasehold improvements and equipment, net."

	September 30, 2024	December 31, 2023
	(In thousands)
Leasehold improvements and equipment, net:
United States	$325	$492
All other countries	123	115
Total	$448	$607
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

On June 26, 2024, the parties entered into a settlement agreement to resolve the lawsuits pending in Italy and the consolidated enforcement action pending in New York. The settlement agreement included a payment to the plaintiffs, which did not have a material impact on Vimeo’s financial condition, results of operations, or cash flows. Pursuant to the settlement agreement, on July 12, 2024, the parties filed a Joint Stipulation of Dismissal of the consolidated enforcement action in the Southern District of New York (No. 23 Civ. 05488), and the case is now closed. On July 18, 2024, the parties filed Joint Stipulations of Dismissal to resolve the cases pending in the Civil Court of Rome (No. 74775/2017), the Rome Court of Appeals (Nos. 6536/2022 and 5033/2023), and the Italian Supreme Court of Cassation (Nos. 26719/2022 and 856/2024). The Civil Court of Rome and the Rome Court of Appeals have dismissed the cases pending before them. The Italian Supreme Court of Cassation has not yet dismissed the two cases pending before it.

Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs' copyrights by hosting and streaming user-uploaded videos that contain plaintiffs' copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief and damages to be quantified in a separate proceeding. Additionally, the complaint seeks potential penalties of €10,000 per day of delay in removing unauthorized works after receipt of a court order to do so, if applicable. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. The parties have exchanged briefs, and the claims hearing scheduled for October 16, 2024 has been rescheduled for October 8, 2025.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc., an indirect subsidiary of IAC, whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At September 30, 2024 and December 31, 2023, Vimeo had a current lease liability of $2.6 million and $2.3 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $8.7 million and $10.7 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and nine months ended September 30, 2024 and 2023 were both $0.9 million and $2.6 million, respectively.
NOTE 11—RESTRUCTURING
During the quarters ended March 31, 2024 and 2023, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 4% and 11% of its employees, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $2.2 million and $4.9 million of restructuring costs for the nine months ended September 30, 2024 and 2023, respectively.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Restructuring costs:
Cost of revenue	$88	$298
Research and development expense	116	2,813
Sales and marketing expense	1,104	1,078
General and administrative expense	897	699
Total	$2,205	$4,888
At September 30, 2024, all payments under the restructuring plans have been made.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Vimeo consolidated financial statements for the three and nine months ended September 30, 2024 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,275.4	1,397.3	(9)%	1,275.4	1,397.3	(9)%
Average Subscribers	1,290.0	1,414.7	(9)%	1,327.6	1,451.2	(9)%
ARPU	$209	$202	4%	$208	$197	5%
Bookings	$62,159	$67,409	(8)%	$196,929	$213,572	(8)%

Vimeo Enterprise:
Subscribers	3.8	3.0	26%	3.8	3.0	26%
Average Subscribers	3.7	2.9	29%	3.6	2.6	36%
ARPU	$23,043	$20,848	11%	$22,487	$20,154	12%
Bookings	$25,092	$18,050	39%	$68,460	$49,786	38%

Other:
Subscribers	53.5	71.0	(25)%	53.5	71.0	(25)%
Average Subscribers	55.2	74.3	(26)%	60.2	82.2	(27)%
ARPU	$1,082	$1,019	6%	$1,050	$937	12%
Bookings	$12,663	$14,403	(12)%	$33,135	$38,554	(14)%
When the following terms appear in this Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo, they have the meanings indicated below:
•Self-Serve & Add-Ons relates to our subscription plans sold directly online, and any add-on services tied to those online subscriptions such as bandwidth charges, which are sold through our sales force to subscribers of one of our plans if they exceed a certain threshold of bandwidth.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings to Adjusted EBITDA, for the three and nine months ended September 30, 2024 and 2023.

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

Results of Operations for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	21	21	22	22
Gross profit	79	79	78	78
Operating expenses:
Research and development expense	25	22	26	26
Sales and marketing expense	28	35	28	37
General and administrative expense	19	17	18	11
Depreciation	—	—	—	—
Amortization of intangibles	—	—	—	1
Total operating expenses	72	74	73	76
Operating income	7	5	6	2
Interest expense	—	—	—	—
Other income, net	3	3	4	3
Earnings before income taxes	11	9	9	5
Income tax provision	(2)	(1)	(1)	(1)
Net earnings	9%	8%	8%	4%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$67,864	$71,935	$(4,071)	(6)%	$206,341	$214,358	$(8,017)	(4)%
Vimeo Enterprise	21,675	15,220	6,455	42	60,193	39,691	20,502	52
Other	15,025	19,098	(4,073)	(21)	47,316	57,621	(10,305)	(18)
Total revenue	$104,564	$106,253	$(1,689)	(2)%	$313,850	$311,670	$2,180	1%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Revenue decreased $1.7 million or 2%, due primarily to decreases of $4.1 million or 21% in Other, and $4.1 million or 6% in Self-Serve & Add-Ons, partially offset by an increase of $6.5 million or 42% in Vimeo Enterprise.
The decrease in Other was due primarily to the Company actively deprecating a number of products in this category. The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 4% in ARPU. The increase in Vimeo Enterprise was due primarily to increases of 29% and 11% in Average Subscribers and ARPU, respectively.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Revenue increased $2.2 million or 1%, due primarily to an increase of $20.5 million or 52% in Vimeo Enterprise, partially offset by decreases of $10.3 million or 18% in Other, and $8.0 million or 4% in Self-Serve & Add-Ons.

The increase in Vimeo Enterprise was due primarily to increases of 36% and 12% in Average Subscribers and ARPU, respectively. The decrease in Other was due primarily to the Company actively deprecating a number of products in this category. The decrease in Self-Serve & Add-Ons was due primarily to a decrease of 9% in Average Subscribers, partially offset by an increase of 5% in ARPU.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$21,708	$21,802	$(94)	—%	$67,829	$68,319	$(490)	(1)%
Gross profit	$82,856	$84,451	$(1,595)	(2)%	$246,021	$243,351	$2,670	1%
Gross margin	79%	79%			78%	78%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Cost of revenue decreased $0.1 million due primarily to a decrease in credit card processing fees of $1.1 million driven by lower bookings from Self-Serve & Add-Ons, partially offset by an increase in hosting costs of $0.8 million.
Gross profit decreased $1.6 million, or 2%, due primarily to the decrease in revenue.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Cost of revenue decreased $0.5 million, or 1%, due primarily to a decrease in credit card processing fees of $2.2 million driven by lower bookings from Self-Serve & Add-Ons, partially offset by an increase in hosting costs of $1.4 million.
Gross profit increased $2.7 million, or 1%, due primarily to the increase in revenue.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Research and development expense	$26,588	$23,153	$3,435	15%	$81,695	$81,089	$606	1%
Sales and marketing expense	28,799	36,704	(7,905)	(22)	88,780	116,455	(27,675)	(24)
General and administrative expense	19,655	18,396	1,259	7	56,776	34,645	22,131	64
Depreciation	102	168	(66)	(39)	313	1,198	(885)	(74)
Amortization of intangibles	347	347	—	—	1,042	2,491	(1,449)	(58)
Total operating expenses	$75,491	$78,768	$(3,277)	(4)%	$228,606	$235,878	$(7,272)	(3)%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Research and development expense increased $3.4 million, or 15%, due primarily to increased investment in products of $2.8 million driven by compensation expense and other employee-related costs, and an increase of $0.6 million in stock-based compensation expense driven by executive turnover.
Sales and marketing expense decreased $7.9 million, or 22%, due primarily to a decrease of $7.3 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach.
General and administrative expense increased $1.3 million, or 7%, due primarily to an increase of $0.8 million in stock-based compensation expense driven by executive turnover.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Research and development expense increased $0.6 million, or 1%, due primarily to increased investment in products of $4.4 million driven by compensation expense and other employee-related costs, partially offset by decreases of $2.7 million in restructuring costs driven by a reduction-in-force that was completed in the first quarter of 2023, and $1.1 million in stock-based compensation expense driven by executive turnover.
Sales and marketing expense decreased $27.7 million, or 24%, due primarily to decreases of $22.3 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach, $3.2 million in stock-based compensation expense driven by executive turnover in 2024, and $3.0 million in compensation expense and other employee-related costs driven by lower headcount, partially offset by an increase of $1.3 million in travel and entertainment costs.
General and administrative expense increased $22.1 million, or 64%, due primarily to an increase of $22.7 million in stock-based compensation expense driven by Board and executive turnover in 2023.
Depreciation decreased $0.9 million, or 74%, due primarily to costs associated with an asset retirement obligation incurred in the first quarter of 2023 related to the Company's international operations.
Amortization of intangibles decreased $1.4 million, or 58%, due primarily to certain intangible assets reaching the end of their estimated useful lives in the second quarter of 2023.
Operating income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Operating income	$7,365	$5,683	$1,682	30%	$17,415	$7,473	$9,942	133%
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Operating income increased $1.7 million due to a decrease in gross profit of $1.6 million, more than offset by a decrease in operating expenses of $3.3 million. The decrease in gross profit was driven by a decrease in revenue, as gross margins were flat (79% in both periods). The decrease in operating expenses was due primarily to a decrease in advertising costs of $7.3 million, partially offset by increases in compensation expense and other employee-related costs of $2.3 million and stock-based compensation expense of $1.2 million. The Company is currently forecasting operating expenses to increase in 2025 as we expect to continue to invest in our products.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Operating income increased $9.9 million due to an increase in gross profit of $2.7 million and a decrease in operating expenses of $7.3 million. The increase in gross profit was driven by an increase in revenue, as gross margins were flat (78% in both periods). The decrease in operating expenses was due primarily to decreases in advertising costs of $22.3 million, restructuring costs of $2.5 million, and amortization of intangibles of $1.4 million, partially offset by an increase in stock-based compensation expense of $18.4 million. The Company is currently forecasting operating expenses to increase in 2025 as we expect to continue to invest in our products.

Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Interest expense	$—	$—	$—	NM	$—	$(998)	$998	(100)%

Interest income	$3,827	$3,349	$478	14%	$11,258	$9,027	$2,231	25%
Foreign exchange (losses) gains, net	(212)	308	(520)	NM	54	245	(191)	(78)%
Loss on the sale of an asset	—	—	—	NM	—	(37)	37	(100)
Other income, net	$3,615	$3,657	$(42)	(1)%	$11,312	$9,235	$2,077	22%
Interest expense decreased $1.0 million for the nine months ended September 30, 2024 due to the termination of the Credit Facility in the second quarter of 2023, and as a result there was no Interest expense for the three months ended September 30, 2024 and 2023.
Other income, net increased $2.1 million for the nine months ended September 30, 2024 due primarily to an increase in Interest income driven by larger Cash and cash equivalents balances.
Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Income tax provision	$(1,698)	$(876)	$(822)	94%	$(3,251)	$(2,073)	$(1,178)	57%
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Income tax provision increased primarily as a result of the change in the third quarter of 2023 of the tax treatment of entities with valuation allowance.
For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Income tax provision increased primarily as a result of higher pre-tax income.

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change	% Change	2024	2023	Change	% Change
	(In thousands)
Adjusted EBITDA	$16,082	$12,820	$3,262	25%	$44,595	$21,083	$23,512	112%
As a percentage of revenue	15%	12%			14%	7%
For a reconciliation of net earnings to Adjusted EBITDA, see "Principles of Financial Reporting."
For the three months ended September 30, 2024 compared to the three months ended September 30, 2023
Adjusted EBITDA increased $3.3 million to $16.1 million, due primarily to a decrease in gross profit driven by lower revenue, more than offset by a decrease in operating expenses, driven by a decrease in advertising costs, partially offset by an increase in compensation expense and other employee-related costs.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023
Adjusted EBITDA increased $23.5 million to $44.6 million, due primarily to an increase in gross profit driven by higher revenue and a decrease in operating expenses, driven by a decrease in advertising costs.

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
The reconciliation of net earnings to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net earnings	$9,282	$8,464	$25,476	$13,637
Add back:
Income tax provision	1,698	876	3,251	2,073
Other income, net	(3,615)	(3,657)	(11,312)	(9,235)
Interest expense	—	—	—	998
Operating income	7,365	5,683	17,415	7,473
Add back:
Stock-based compensation expense	8,268	7,122	23,620	5,429
Depreciation	102	168	313	1,198
Amortization of intangibles	347	347	1,042	2,491
Contingent consideration fair value adjustments	—	(500)	—	(396)
Restructuring costs	—	—	2,205	4,888
Adjusted EBITDA	$16,082	$12,820	$44,595	$21,083

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2024	December 31, 2023
	(In thousands)
Cash and cash equivalents:
United States	$304,636	$283,971
All other countries	20,145	17,401
Total cash and cash equivalents	$324,781	$301,372
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided by (used in)
Operating activities	$46,057	$27,803
Investing activities	$(173)	$531
Financing activities	$(21,993)	$(11,603)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital.
2024
Adjustments to net earnings consisted primarily of $23.6 million of stock-based compensation expense and non-cash lease expense of $3.3 million. The decrease from changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $7.4 million and a decrease in deferred revenue of $4.2 million, partially offset by a decrease of $4.2 million in prepaid expenses and other assets. The decrease in accounts payable and other liabilities was driven by the payment of 2023 annual cash bonuses in 2024, lease payments, and estimated tax payments, partially offset by accruals for 2024 annual and supplemental cash bonuses. The decrease in deferred revenue was due primarily to lower Self-Serve & Add-ons and Other bookings, partially offset by growth in Vimeo Enterprise bookings. The decrease in prepaid expenses and other assets was due to the timing of invoice payments.
Net cash used in investing activities included $0.2 million of capital expenditures.
Net cash used in financing activities included $16.8 million of common stock repurchases and $5.2 million of withholding taxes paid related to the settlement of equity awards.
2023
Adjustments to net earnings consisted primarily of $5.4 million of stock-based compensation expense, non-cash lease expense of $3.4 million, and amortization of intangibles of $2.5 million. The increase from changes in working capital consisted of an increase of $5.0 million in deferred revenue and a decrease in accounts receivable of $3.5 million, partially offset by a decrease of $6.2 million in accounts payable and other liabilities. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings. The decrease in accounts receivable was due primarily to a decrease in aged accounts receivable balances driven by improved cash collections. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 annual cash bonuses in 2023, lease payments, payment of a contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 4—Fair Value Measurements"), and the timing of invoice and accrual payments, partially offset by accruals for 2023 cash bonuses subsequently paid in 2024.
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
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the nine months ended September 30, 2024, the Company repurchased 4.4 million shares of its common stock, on a trade date basis, at an average cost of $3.86 per share, or in aggregate $16.8 million.
Subsequent to September 30, 2024 and through October 31, 2024, the Company repurchased 0.4 million shares of its common stock, on a trade date basis, at an average cost of $4.87 per share, or in aggregate $2.0 million. At October 31, 2024, the Company has $31.3 million remaining under its share repurchase authorization.
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
Liquidity Assessment
At September 30, 2024, Vimeo had $324.8 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, capital expenditures, withholding taxes related to net settled stock-based awards, and repurchases under the Stock Repurchase Program for at least the next twelve months. Vimeo does not currently expect to incur significant capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended September 30, 2024.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of Vimeo common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)

July 1 to July 31, 2024	1,223	$3.74	1,223	$33,747
August 1 to August 31, 2024	22	$5.02	22	$33,639
September 1 to September 30, 2024	70	$5.02	70	$33,291
Total	1,315	$3.83	1,315	$33,291
_____________________
(1)    Average price paid per share includes direct costs associated with the repurchases.
(2)    Reflects repurchases of Vimeo common stock made pursuant to the Company's Stock Repurchase Program. See "Note 5—Shareholders' Equity" in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases. Subsequent to September 30, 2024 and through October 31, 2024, the Company repurchased 0.4 million shares of its common stock, on a trade date basis, at an average cost of $4.87 per share, or in aggregate $2.0 million. At October 31, 2024, the Company has $31.3 million remaining under its share repurchase authorization.
(3)    Direct costs associated with the repurchases do not reduce the amount available under the Stock Repurchase Program.

Item 5.    Other Information
During our fiscal quarter ended September 30, 2024, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

Dated:	November 5, 2024	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)