Form 10-K
period 2024-12-31
Vimeo, Inc.
filed 2025-02-19
CIK 1837686

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of June 30, 2024, the aggregate market value of shares of Vimeo common stock held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2024) was approximately $566 million. In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 13, 2025, the following shares of the registrant’s common stock were outstanding:

Common Stock	155,452,438
Class B common stock	9,399,250
Total	164,851,688

Documents Incorporated By Reference:
Portions of Part III of this Annual Report are incorporated by reference to the Registrant’s proxy statement for its 2025 Annual Meeting of Stockholders.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "may, "could," "should," "would," "anticipates," "estimates," "expects," "plans," "projects," "forecasts," "intends," "targets," "seeks" and "believes," as well as variations of these words, among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to Vimeo’s future results of operations and financial condition, business strategy, and plans and objectives of management for future operations.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•our use or the capabilities of artificial intelligence ("AI") in our offerings may result in reputational harm, cost and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•a downturn in global economic conditions may harm our industry, business and results of operations,
•our business involves hosting large quantities of user-generated content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials, and we have faced and may continue to face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store, and process large amounts of content and personal information, which may be subject to new and evolving regulations, and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the United States ("U.S.") or other jurisdictions in which we operate, our operating results will suffer,
•our success will depend upon our continued ability to attract, motivate and retain highly skilled individuals worldwide and manage executive transitions,
•we have been the target of cyberattacks by malicious actors and may be in the future,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
iii

PART I
Item 1. Business
Unless otherwise stated in this Annual Report on Form 10-K, references to “Vimeo,” the "Company," “we,” “our” or “us” refers to Vimeo, Inc. and its consolidated subsidiaries.
Overview
Vimeo is one of the largest and most trusted private video distribution platforms in the world. We host over 8 billion minutes of video, and serve 100 billion views per year in over 190 countries. We believe every business and profession can harness the power of video to better connect with their audiences, motivate their teams, and grow both culturally and financially.

We proudly serve a diverse community of users, ranging from award-winning filmmakers to globally distributed teams at the world's largest businesses. Our users include large organizations, small businesses, creative professionals, marketers, filmmakers, and digital agencies. They range from the Emmy-nominated animator working on her next short film to the beauty entrepreneur creating videos for Instagram and her Shopify store, to the Fortune 500 company live-streaming town halls and remotely training sales associates at stores around the world. The Vimeo brand is well-known and highly regarded, and the majority of our new customers find us organically.

Vimeo's platform provides a full breadth of video tools through a software-as-a-service (“SaaS”) model. Our core focus is transforming how people create and share videos by providing cutting-edge products and a platform that bridges technology with creative innovation. We provide a turnkey cloud-based solution that eliminates barriers to using video and solves essential video needs, including video hosting and management, intuitive video creation and editing, insightful analytics, AI language translations, and enterprise tools. The advancements in AI and video creation are evolving rapidly, and we have recently taken a leap forward by integrating AI and new immersive formats into our platform to elevate the storytelling experience.

We believe that we are witnessing a rapid proliferation of video in every aspect of business communication. According to Cisco's Annual Internet Report, 85% of all consumer internet traffic will come from video in 2025. In 2025, Wyzowl’s Video Marketing Statistics also predict that 92% of marketers will use video as a core part of their strategy, while HubSpot's Marketing Trends predict that 80% of consumers will rely on product videos to make purchasing decisions. And as reported by Forrester, viewers retain 95% of a message when delivered through video. These statistics point to the power of video, and we expect these secular trends to lead many more businesses to require video in the future. For the last two decades, we have been trusted by some of the most demanding creators to power their storytelling. Over time, our video platform has evolved to support millions of businesses in bringing their video visions and stories to life. We help organizations use video to drive awareness and tell their products stories, train their global workforces, monetize video content, and more deeply connect with their customers. But our ethos remains the same - we are still one of the most trusted companies in the world to host and serve videos, whether for a creator or an enterprise customer.

Our Customers

Our market is global, and customers use our products in over 190 countries. We serve customers across a range of sizes and lines of business, including small-to-midsize businesses ("SMBs"), larger enterprises, marketers, agencies, filmmakers and creative professionals. We believe anyone who produces video content, markets to customers, works with distributed teams, or hosts in-person experiences is a potential Vimeo user. Once our users begin to experience the benefits of our platform, they tend to expand their use of video internally and externally. As a result, we expect the use of our platform will increase the broader market penetration of video across all customer types and use cases.

Our Business Model and Services

We earn revenue primarily through a fixed SaaS subscription fee business model. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable. We employ a “freemium” pricing strategy, offering free membership and access to our video tools alongside paid subscription plans for advanced video capabilities.

Anyone can access a free Vimeo membership with our simple and easy sign-up process. We provide opportunities to upgrade to a paid subscription at natural points in the user’s experience, such as when a free user nears or hits an uploaded video storage limit. We also highlight the advanced video capabilities of our subscription plans natively within our free user product experience.

We offer paid subscription plans on a self-serve basis, meaning that users can sign up directly through our website or apps and pay subscription fees with a credit card or an in-app purchase mechanism. We charge fees that range from $12 to $108 per month for features that vary depending on the plan type and duration. These features include video creation, collaboration, distribution, hosting, marketing, monetization, and analytics. We also offer the ability to add multiple team members to our premium plans.

We also sell some subscription plans through our sales force. Those subscriptions include add-ons to our self-serve subscriptions, Vimeo Enterprise, and over-the-top ("OTT"), and provide additional features beyond our self-serve plans, such as dedicated support, account management, service level agreements, and professional live event services. Our contracts range from thousands to hundreds of thousands of dollars per year.

Our Strategy

We are focused on the following areas to drive growth opportunities:
•Deliver product innovation: We continuously innovate and improve our platform by investing in research and development, customer insights, and business intelligence analytics. We strive to make both our free and paid experiences more compelling so that our users find increasing value in our services.
•Drive an engaged community of viewers: Our adoption is driven by a virtuous cycle of users collaborating on and sharing videos. Free from the compromises of ad-supported video platforms, Vimeo represents the destination where creators and viewers gather to get inspired and find like-minded people. It’s a place where video, in its highest form, fosters engagement, creating connection and conversation. As a result, our addressable customer base expands each time anyone publishes or broadcasts videos to their audience, shares Vimeo links, collaborates with their team on a video, or embeds our video player on another platform. Our player is embedded on millions of websites and has powered over a hundred billion views per year.
•Convert free users into subscribers: We provide a high-quality free product with numerous features that can be used repeatedly, and we offer price- and feature-optimized tiering of our subscription plans to drive organic conversion of free users to subscribers, and upgrade subscribers to higher tiers of our available plans.
•Extend customer value: We seek to employ a “land and expand” strategy where we inspire our existing subscribers to increase video adoption and usage and upgrade to higher-priced plans over time. For enterprise customers, we seek to expand the number of employees, teams, and departments using our platform and increase contract value organization-wide. We are constantly evolving our platform and adding new functionality to drive usage and improve retention.
•Drive efficiency and profitability: Our goal is to provide an innovative, high-quality user experience while maximizing efficiency in how users interact with our product and in our underlying cost structure and strategic investments. As part of our product-led growth strategy, we plan to continue to prioritize product investment over paid marketing to drive customer acquisition.

Competition

Due to the breadth of our all-in-one video solution, we face competition from a range of companies that provide cloud-based video software tools. We compete with certain large social media platforms (e.g., YouTube), traditional online video distributors and virtual event and webinar providers (e.g., Wistia, Brightcove, On24, and Kaltura), streaming and monetization providers (e.g., Uscreen), niche point solution players (e.g., Descript and Loom), and even services that were not traditionally video-centric but which have increasingly added support for video features (e.g., Microsoft, Google, Dropbox, and Canva). We currently offer integrations and partnerships with many of these companies as well.

We believe that we generally compete favorably with our competitors because of our easy-to-use comprehensive video solution, our ability to provide agnostic distribution across numerous platforms, our ad-free and fully branded customer experience, our community of creatives, and our go-to-market strategy that leverages a free user base to drive conversion from free users to self-serve customers.

Technology

We use proprietary video creation, storage, management, delivery, analytics and playback technology that we have developed or acquired since our inception. To further enhance these capabilities, we are leveraging the power of AI across our platform. We are at the forefront of adopting next-generation video codecs such as HEVC and AV1, which use advanced data compression and state-of-the-art prediction techniques to increase video playback quality.

We invest heavily in research and development to drive product improvements and innovation. As of December 31, 2024, 37% of our employees were in product and engineering roles. The majority of our development work is done in-house, complemented by open-source software, off-the-shelf commercial software, and proprietary vendor-developed software.

Intellectual Property

Our intellectual property includes registered trademarks, such as VIMEO, in the U.S. and over 15 other countries; 24 U.S. patents and 2 non-U.S. patents that claim various technologies that we may use in our operations, including patents directed to live video streaming and video editing using AI technologies, with expiration dates ranging from 2028 to 2044; copyrights in our source code, website, apps and creative assets; over 230 domain names, including Vimeo.com and Livestream.com; and trade secrets.

Human Capital

We believe that our "Team Vimeo" employee experience will foster professional growth. We are a mission-driven company with actions driven by the following values:
•Champion the customer;
•Chase excellence;
•Own it;
•Say it;
•Believe in the power of we; and
•Think in 10X.

We succeed by creating an inclusive environment where every employee can grow both our Company and their career through intentional culture, processes, and structure. We work to drive Company performance and growth by enabling teams and individuals to perform at their best, creating consistent team-working norms to drive alignment and clarity, and career growth with opportunities for valuable skill development. Our global workforce strategy is designed to drive collaboration, productivity, and alignment.

As of December 31, 2024, we had 1,102 full-time employees, of whom 498 were based outside of the U.S. Overall, we consider our relations with our employees to be good. To maintain this strong relationship and attract new talent, our human capital management efforts focus on the following initiatives:
•Belonging. As a global company that serves a wide range of creators, we want everyone to feel that they belong at Vimeo. In pursuit of this, we anchor into our guiding principles. These principles shape our culture and drive us to create an environment where every Vimean feels a genuine sense of belonging. We view inclusion and accessibility as critical to these efforts. To this end, we have several Employee Resource Groups ("ERGs"), which we believe facilitate local and global connections for all Vimeans.
•Compensation. We believe in a performance-based culture and have structured our compensation packages to reflect that. Our competitive compensation packages may include base salary, commission or annual performance-based bonuses, and stock-based compensation, depending on an employee’s job duties and legal requirements. In addition to these compensation methods, we provide a broad range of benefits, including comprehensive health and retirement benefits, that we believe meet or exceed market levels. We base our compensation on market data and conduct evaluations of our salary bands and compensation practices with a third-party consultant regularly to determine the competitiveness and fairness of our packages.
•Talent development. We are committed to empowering our people with career advancement and learning opportunities. We achieve this by providing, among other things: employee goal setting closely aligned to topline company objectives and key results; bi-annual employee performance feedback; a variety of growth opportunities and initiatives; professional and leadership development training for ERG leaders; one-on-one coaching for leadership roles; and regular opportunities for in-person connection and development.

Government Regulation

The legal environment of internet-based businesses, both in the United States and internationally, is evolving rapidly and is often unclear. We are subject to domestic and foreign laws that affect internet-based businesses, including laws relating to the liability of providers of online services for their operations and the activities of their users. Compliance with such laws and regulations could, individually or in the aggregate, increase our cost of doing business, impact our competitive position relative to our peers, and otherwise have an adverse impact on our operating results. For additional information about the impact of government regulations on our business, see "Risk Factors—Risks Related to Laws and Regulations" in Part I, Item 1A in this Annual Report on Form 10-K.

Available Information

Our website is https://www.vimeo.com, and our investor relations website is https://investors.vimeo.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our investor relations website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). The SEC also maintains a website at http://www.sec.gov that contains our SEC filings and other information regarding issuers that file electronically with the SEC.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our board committee charters and code of conduct, is also available on our investor relations website under “Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
Risks Related to Our Business and Strategy

We have a history of losses, and we cannot ensure that we will sustain profitability in the foreseeable future.

Because the market for SaaS video services is rapidly evolving and highly competitive, we must continue to invest in research and development. If such investment does not allow us to scale or attract and retain users and subscribers, we will not be able to maintain profitability.

Our prior rapid growth may not be indicative of future performance.

We experienced rapid growth during 2020 and the first half of 2021. In recent periods, we have seen our revenue growth rate decline. Many factors may contribute to declines in our revenue and our growth rate, including high prior period growth, increased competition, slowing demand for our platform, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. If our revenue and our growth rate do not increase or decline further, investors’ perceptions of our business and the trading price of our common stock could be adversely affected.

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
•our ability to acquire new subscribers sustainably, through a combination of organic efforts (continuing to convert a meaningful portion of our free user base into paying subscribers), sales efforts and partnerships;
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

Any one or more of the above factors could cause our revenue growth to be harmed. Additionally, bookings is a leading indicator of future revenue potential that we use to assess the performance of our business. There are a number of reasons that the conversion of bookings to revenue may not be directly proportional, including timing, certain revenues generated that do not have associated bookings, and estimates and judgments involved in the calculation of the number.

Our total addressable market may prove to be smaller than we expect.

While we believe, based primarily upon internal data, that all businesses will need video to succeed, the number of entities that are willing and able to pay fees for software-based video services may not be as large as we expect. We have not engaged a third party to conduct research to validate our data and thesis.

Our platform and internal systems rely on software and hardware that is highly technical, and any errors, bugs or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our ability to read data and make forecasts, and therefore our business.

We rely heavily on data to run our business and make strategic decisions, including decisions about capital deployment. Our platform and internal systems rely on software and hardware, including AI technologies, that are highly technical and complex. In addition, our platform and internal systems depend in part on the ability of such software and hardware to store, retrieve, process, and manage immense amounts of data. The software and hardware on which we rely has contained, and will in the future contain, errors, bugs, or vulnerabilities and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Errors, bugs, vulnerabilities, design defects, or technical limitations within the software and hardware on which we rely have in the past led to, and may in the future lead to, outcomes including a negative experience for clients and users who use our offerings, compromised ability of our offerings to perform in a manner consistent with our terms, contracts, or policies, delayed product launches or enhancements, targeting, measurement, or billing errors, compromised ability to protect the data of our users and/or our intellectual property, or reductions in our ability to provide some or all of our services. To the extent such errors, bugs, vulnerabilities, or defects impact our platform or the accuracy of data, our customers may become dissatisfied with our offerings, our brand and reputation may be harmed, and we may make operational decisions that are based on inaccurate data. Any errors, bugs, vulnerabilities, or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems, or associated degradations or interruptions of service or failures to fulfill our commitments to our customers may lead to outcomes including damage to our reputation, increased product engineering expenses, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, financial condition, and results of operations. If we misread signals or lack the ability to accurately forecast demand, we may make the wrong decisions. This risk may be heightened in times of economic uncertainty.

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

An essential part of our strategy for attracting subscribers depends upon offering basic services for free and converting a certain portion of our free users into subscribers over time. While a majority of our subscribers begin as free users, only a small percentage of free users become paying users over time. Our ability to convert users into subscribers at this or a higher rate may not materialize if:
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

If our efforts to convert free users into subscribers do not succeed, we may have to rely more heavily on paid marketing efforts to acquire new subscribers and therefore achieve growth. Such a shift would cause us to incur higher costs in acquiring users, which would reduce our gross margin profile. In addition, some customers downgrade their subscription plans or do not renew their subscriptions.

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

Our use or the capabilities of AI in our offerings may result in reputational harm, cost and liability.

We are increasingly building and integrating AI, including generative AI, into our offerings. As with many innovations, AI presents additional risks and challenges that could affect its adoption and impact our business, including risks and challenges related to harmful content, inaccurate output, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities, among others. AI and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in additional costs, new or enhanced governmental or regulatory scrutiny, litigation, unintended consequences, such as discrimination or bias, inappropriate predictions, errors in our systems, or other complications that could adversely affect our business, reputation, or financial results. We may also be subject to criticism for the way we use AI, even if we are acting in a responsible manner, and we may be unsuccessful at identifying or resolving ethical or legal issues related to AI. In addition, market acceptance of AI and machine learning technologies is uncertain, and we may be unsuccessful in our product development or adoption efforts (or our competitors may incorporate AI into their products more quickly or successfully than us). Further, we rely on third-party providers for the development and maintenance of our AI systems, which could increase our risk of exposure to unforeseen errors, security breaches and other disruptions. Uncertainty around AI, including generative AI, may require additional investment to develop new approaches to attribute or compensate content creators, which could be costly. Any of these factors could adversely affect our business, financial condition, and results of operations.

Laws and regulations around the use of AI have been evolving at a rapid rate, and we may be unable to keep up with compliance with new or existing regulations regarding AI. Several jurisdictions around the globe, including the EU, the U.K. and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI and machine learning technologies. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of AI and machine learning technology and also may make it more difficult to operate our business. For example, the EU AI Act recently came into effect and will have a direct effect across all EU jurisdictions. Penalties for non-compliance with the EU AI Act include fines as high as 7% of a violating company’s global annual revenue. Similarly, the Colorado Artificial Intelligence Act will go into effect on February 1, 2026, and California’s AB 2013 regarding Artificial Intelligence Training

Data Transparency will go into effect January 1, 2026, and both will require disclosures and compliance efforts. We may not always be able to anticipate the regulatory development and necessary response to these frameworks given that they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions.

Additionally, use of generative AI tools by our employees or others could result in disclosure of confidential or sensitive company and customer data, reputational harm, and legal liability.

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

Third-party platforms continually upgrade their software and change their terms of service, sometimes with little to no notice. Some of these upgrades may cause our apps to perform poorly and therefore require us to undertake costly development to provide a new version of our apps. In addition, some platforms may introduce changes, such as updated operating systems, that may diminish our ability to offer certain features, to understand how our users are interacting with our apps and websites, or to effectively market our products.

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

We depend on third-party vendors to, among other things, provide customer support, develop software, host videos uploaded by our users, transcode videos (compressing a video file and converting it into a standard format optimized for streaming), stream videos to viewers and process payments. Specifically, Google Cloud Platform ("GCP") provides us with hosting and computing services, Amazon Web Services ("AWS") provides us with hosting services and we use multiple CDNs to deliver traffic worldwide. Certain of these third-party vendors have experienced outages in the past that have caused key Vimeo video services to be unavailable for several hours. We do not have automated cross-vendor redundancy for GCP or AWS. Consequently, outages in those services materially affect our video services. Outages at these vendors due to malicious code may also spread to our systems. Outages may expose us to having to offer credits to subscribers, loss of subscribers and reputational damage. We may not be able to fully offset these losses with any credits we might receive from our vendors. Further, if any of these third-party vendors shut down services, we may be required to transition to different vendors. Because of the costs and time lags that can be associated with transitioning from one vendor to another, our business could be substantially disrupted if we were required to replace one or more major vendors with another source, especially if the replacement became necessary on a short timeframe.

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

Our self-serve subscription plan customers authorize us to bill their credit card accounts through our third-party payment processing partners. If customers pay for their subscription plans with stolen credit cards, we could incur substantial third-party vendor costs for which we may not be reimbursed. We also incur charges, which we refer to as chargebacks, from the credit card companies for claims that the customer did not authorize the credit card transaction for subscription plans, something that we have experienced in the past. In addition, credit card issuers may change merchant standards, including data protection, data security standards, and documentation standards, required to utilize their services from time to time. Our third-party payment processing partners must also maintain compliance with current and future merchant standards to accept credit cards as payment for our paid subscription plans, and they have experienced interruptions or errors which have caused us to lose revenue.

We have in the past experienced higher than industry standard rates of chargebacks and unauthorized credit card transactions. As a result of such activity, we have from time to time been in, and may re-enter, monitoring programs with multiple payment card providers and have in the past paid monthly amounts charged by those providers as penalties. If the incidence of chargebacks and unauthorized credit card transactions increases, we could be assessed increasing penalties, and we could lose the right to accept credit cards for payment. The loss of a payment option would cause our subscriber base to significantly decrease and would materially harm our business.

We may engage in merger and acquisition activities, which may require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our business, results of operations, and financial condition.

As part of our business strategy to expand our platform and grow our business in response to changing technologies, customer demand, and competitive pressures, we have made and may in the future make investments or acquisitions in other companies, products, or technologies. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the goals of such acquisition, and any acquisitions we complete could be viewed negatively by customers or investors. We may encounter difficult or unforeseen expenditures in integrating an acquisition, particularly if we cannot retain the key personnel of the acquired company. Existing and potential customers may also delay or reduce their use of our products due to a concern that the acquisition may decrease the effectiveness of our products (including any newly acquired products).

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

A downturn in global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on global economic conditions. Global financial developments and downturns seemingly unrelated to us or the SaaS industry may harm us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, reduced liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.

Weak economic conditions or the perception thereof, or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, could adversely impact our business, financial condition and operating results. Such conditions may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Increases in interest rates on credit and debt that would increase the cost of any borrowing that we may make from time to time and could impact our ability to access the capital markets. Tariffs may limit the availability of certain goods, increase their cost, or force us to shift to available alternative products that may not have the same capabilities and cost as other products. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could reduce our profit margins and have a material adverse effect on our financial results and net earnings. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in consumer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

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

Risks Related to Human Capital

Our success will depend upon our continued ability to attract, motivate and retain highly skilled individuals worldwide and manage executive transitions.

Our success depends in part on having a successful leadership team. We have experienced significant transitions in our senior leadership team over the past two years. If we cannot effectively manage these or any future leadership transitions and management changes, it could be difficult to successfully operate our business and pursue our business objectives. We may not be able to retain the services of our current senior executives or other key employees. If we do not succeed in attracting, integrating, retaining and motivating well-qualified senior executives, our business could be materially and adversely affected.

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
•our ability to maintain our corporate culture while growing headcount, adding employees in new locations and operating on a remote or hybrid basis; and
•the competitive landscape in the geographic markets for talent in which we compete.

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

In addition, as our stock price has fluctuated since the completion of the Spin-off, employees joining us at different times could have significant disparities in proceeds from sales of our equity in the public markets, which could create disparities in wealth among our employees, which may harm our culture and relations among employees and our business. Further, the volatility of our stock price may make our equity compensation less attractive to current and potential employees, and could contribute to increased turnover or difficulties in hiring. Further, any reductions in force or other restructurings may adversely affect our ability to attract and retain employees.

We may face productivity challenges arising from our work environment.

Since 2020, we have operated our offices in a hybrid manner, with many of our employees working on a completely remote basis. Our hybrid workplace model may make it more difficult to preserve our corporate culture. Even if we return to an office setting, we may experience productivity challenges associated with having some employees remote and some in person and having employees unable to work due to illness or childcare concerns. In addition, any mandated move back to a physical office environment could adversely affect the hiring and retention of employees who prefer to work remotely.

Prolonged economic uncertainties and geopolitical tensions, including the Russian invasion of Ukraine and the ongoing conflict between Israel and Hamas, have impacted our teams and business operations.

As of the year ended December 31, 2024, we had 64 employees in Ukraine. Our Ukraine team is primarily focused on research and development activities, with 73.4% of the team in engineering roles. On February 24, 2022, Russia invaded Ukraine. As a result of this war, some of our Ukraine team members have been forced to relocate to other countries and within Ukraine, with many unable to perform all or some work duties. We remain committed to supporting our Ukraine team members and are prioritizing safety over work. The ongoing conflict could cause harm to our team members and otherwise impair their ability to work for extended periods of time, as well as disrupt telecommunications systems, banks and other critical infrastructure necessary to conduct business in Ukraine. In addition, following Russia's invasion of Ukraine, the U.S., EU, and other nations announced various sanctions against Russia and export restrictions against Russia and Belarus. Such restrictions include blocking sanctions on some of the largest state-owned and private Russian financial institutions, and their removal from the Society for Worldwide Interbank Financial Telecommunication, or the SWIFT, payment system. The invasion of Ukraine and the retaliatory measures that have been taken, and could be taken in future, by the U.S., NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could adversely affect our business, including preventing us from performing existing contracts, pursuing new business opportunities, or receiving payments for services already provided to customers.

Additionally, as of the year ended December 31, 2024, we had 103 employees in Israel. Our Israel team covers several areas of our business, from engineering and product to quality assurance and customer support. Due to the war between Israel and Hamas that began on October 7, 2023, some of our employees in Israel have been called to active military duty and we expect that additional employees may be called in the future, if needed. Additionally, we have been forced to close our Israel office or operate at limited capacity for several days and may need to do so again for an unknown period of time. As a result, our operations in Israel have been impacted from time to time, and may continue to be disrupted if this conflict continues for a significant period of time or if the situation further deteriorates. The safety and well-being of our employees takes precedence, and we will continue to evaluate the situation and adjust operation plans as needed.

Risks Related to User Content and Personal Information

Our business involves hosting large quantities of user-generated content.

Our business involves hosting video content supplied by others. Some of the videos uploaded to our platform will invariably violate a third party's rights or a law, rule or regulation, and if so, we could, in turn, face lawsuits, liability and negative publicity for hosting such content. We could also potentially face scrutiny and liability in how we use, disclose, process or otherwise monetize such content.

We have been sued for hosting content that allegedly infringed on a third-party copyright.

We cannot guarantee that we will be shielded from third-party copyright infringement lawsuits and related liability for hosting user and subscriber content by laws such as the online safe harbor provisions of the U.S. Digital Millennium Copyright Act of 1998 (“DMCA”), which are intended to limit the liability of online providers with respect to user- and subscriber-uploaded content. In addition, even if we ultimately succeed in demonstrating that the DMCA limits our liability, litigating these issues is costly and time-consuming. For details regarding pending lawsuits of this nature, see “Note 13—Commitments and Contingencies” to the consolidated financial statements included in Item 8-Consolidated Financial Statements and Supplementary Data.

Regulators and legislators in the U.S. and in other countries may introduce new regulatory regimes that increase the potential liability for content available on our platform. For example, Directive (EU) 2019/790 on copyright and related rights in the Digital Single Market (“DSM Directive”) creates a distinct liability regime for "online content-sharing service providers" when they give the public access to copyright works uploaded by their users. To the extent, if at all, elements of our service constitute an "online content-sharing service provider", the DSM Directive sets out certain requirements which must be met to be exempt from liability with respect to user- and subscriber- uploaded content. Meeting these requirements requires significant time and resources and compliance, if applicable, may therefore negatively impact our financial prospects. To the extent applicable to our services, the DSM Directive would increase our costs of operations, our liability for third-party content posted on our platform, and our litigation costs. Additionally, our efforts to adapt the business in response to rapidly changing regulatory regimes have caused, and may continue to cause, friction with our users, which in turn causes damage to our brand. Additionally, we cannot guarantee that we will be compliant with foreign requirements. For example, as described in "Note 13—Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, we have been sued in Italy for copyright infringement based on content uploaded by our users.

There are also a number of new laws and legislative proposals in the U.S., at both the federal and state level, and in the EU, U.K. and other countries, aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, content moderation, distributing targeted and other advertisements to minors, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, and/or our litigation costs. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building or removing product features or tools that may not be favorable to our business, add payment obligations or compliance costs. Any changes that we make to our platform in response to these requirements may frustrate our users and damage our brand reputation.

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

We may face liability for hosting a variety of tortious or unlawful materials, and we have faced and may face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law.

In the U.S., Section 230 of the Communications Decency Act ("Section 230") generally limits our liability for hosting tortious and otherwise illegal content. The immunities conferred by Section 230 could be narrowed or eliminated through amendment, regulatory action, or judicial interpretation. In 2018, Congress amended Section 230 to remove immunities for content that promotes or facilitates sex trafficking and prostitution. In more recent sessions of Congress, multiple bills have been introduced to further limit Section 230. Some of these bills, if enacted, would repeal or substantially curtail Section 230, while some exempt specific claims or categories of content from Section 230’s reach. Moreover, executive orders may accelerate the pace or scope of legislation around Section 230 or other regulations that impact Vimeo’s hosting activities. In 2020, President Trump issued an Executive Order asking the FTC to increase regulations on online platforms and reconsider the broad protections they receive under Section 230. President Biden revoked this order in 2021, but President Trump may revisit these protections.

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

We may also face liability or negative publicity when we remove content and accounts that we believe are violating our acceptable use policy, and we have been sued in the past for certain content-removal decisions. Additionally, these decisions could harm our efforts to attract and retain users and subscribers. While we believe that Section 230 allows us to restrict or remove certain categories of content, its protections may not always end a lawsuit at an early stage, potentially resulting in costly and time-consuming litigation, and we have faced criticism from users and subscribers for removing content and terminating accounts in compliance with the DMCA. Laws like Section 230 generally do not exist outside of the U.S., and some countries have enacted laws that require online content providers to remove certain pieces of content within short time frames. If we fail to comply with such laws, we could be subject to prosecution or regulatory proceedings. Each jurisdiction is developing its own legal standards concerning acceptable or required content moderation and, at times, those laws may impose conflicting obligations on platforms like ours. This uncertainty may increase the cost and complexity of complying with online safety laws. In addition, some countries may decide to ban our service based upon a single piece of content. We have been subject to temporary bans in certain countries, including India, Russia and Turkey, for hosting content that those governments determined to be illegal.

We collect, store, and process large amounts of content and personal information, which may be subject to new and evolving regulations, and any loss of or unauthorized access to such data could materially impact our business.

We collect, store and process large amounts of content and personal information of our users. A significant portion of this data is private or intended for a limited audience. For example, one of our core product features is the ability of users to set privacy settings to their videos and thereby determine how the video is to be distributed. A large portion of the videos we host are not publicly available or are available only through channels determined by our users. In addition, we rely on user information, including automatically collected information, to operate our business. There are numerous federal, state, local and foreign laws and regulations regarding matters central to our business, data privacy and the collection, storing, sharing, use, processing, disclosure and protection of personal information and other data from users, employees and business partners, the scope of which are regularly changing, subject to uncertain and differing interpretations and may be inconsistent among countries or states or conflict with other rules. Several class actions have also alleged that the use of certain common pixel and tag technologies necessary to integrate with social media may involve violations of federal and state electronic privacy and wiretaps laws, violate the Video Privacy Protection Act, or otherwise harm user privacy. The application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and as the focus on data privacy and data protection increases globally, we are, and will continue to be, subject to varied and evolving data privacy and data protection laws.

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

A data breach could expose us to regulatory actions and litigation under applicable privacy laws. Depending on the circumstances, we may be required to disclose a suspected breach to regulators, enterprise customers, affected individuals and/or the public. This could lead to regulatory action including the possibility of fines, class action or traditional litigation by affected individuals, reputational harm, costly investigation and remedial efforts, the triggering of indemnification obligations under data protection agreements with enterprise customers and partners and/or higher premiums for cyber insurance (which may not be adequate to defend such claims), as well as harm to our brand and customer confidence.

Any significant change to applicable laws, regulations or industry practices, or to interpretations of existing laws and regulations, regarding the use or disclosure of users’ data, or regarding requirements around obtaining consent from users for the use and disclosure of such data, could require us to modify our products to allow for limited data use, possibly in a material manner, and may limit our ability to develop new products that make use of the data that users voluntarily share. California and more than a dozen other states have passed comprehensive privacy laws that may be interpreted in ways that limit our ability to collect, share, use, and other process personal data. There currently are a number of proposals pending before federal, state and foreign legislative and regulatory bodies. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our service, particularly as we expand our operations internationally.

The U.S. Congress has enacted the “Protecting Americans’ Data from Foreign Adversaries Act,” and the Department of
Justice has issued a “Final Rule on Preventing Access to Sensitive Data,” on December 27, 2024, which enforces the restrictions in President Biden's Executive Order on “Preventing Access to Americans' Bulk Sensitive Personal Data and United
States Government-Related Data by Countries of Concern.” These laws, which may be revised, together may limit our ability to share data in certain jurisdictions and impact our selection of service providers.
Our success depends, in part, on the integrity of our information technology systems and infrastructures and on our ability to enhance, expand and adapt these systems and infrastructures in a timely and cost-effective manner.

In order for us to succeed, our information technology systems and infrastructures must perform well on a consistent basis. We rely on information technology systems to keep financial records, facilitate our research and development initiatives, manage our manufacturing operations, maintain quality control, maintain corporate records, communicate with staff and external parties and operate other critical functions. Our information technology systems and those of our vendors and partners are potentially vulnerable to disruption due to breakdown, malicious intrusion, computer viruses, ransomware or other malicious software, or other disruptive events, including, but not limited to, natural disasters and catastrophes. In October 2024, we hired a new Chief Information Security Officer, who is undertaking a comprehensive review of our information security systems and processes. As a result, we may make incremental improvements to our cybersecurity controls and procedures and our cybersecurity risk management over the next six to twelve months.

We have in the past identified vulnerabilities in our products and services as well as third-party and open-source software that we depend on, and we expect that we will continue to identify vulnerabilities in the future. While we are continually working to expand and enhance the efficiency and scalability of our technology and network systems, we cannot be certain that we will be able to identify and address all vulnerabilities in our software products and services that we may become aware of in the future, or there may be delays in developing patches that can be effectively deployed to address vulnerabilities. We will continue to make prioritization decisions to determine which vulnerabilities or security defects to fix and the timing of these fixes, which could result in an exploit that compromises security. Vulnerabilities and critical security defects, errors in remediating vulnerabilities or security defects, failure of third-party providers to remediate vulnerabilities or security defects, or customers not deploying security releases or deciding not to install software updates could result in claims of liability against us, damage our reputation, or otherwise harm our business. Any interruptions or outages, regardless of the cause, could negatively impact our users' experiences with our products, tarnish our brands' reputations and decrease demand for our products, any or all of which could materially adversely affect our business, financial condition and results of operations. Moreover, even if detected, the resolution of such interruptions may take a long time, during which customers may not be able to access, or may have limited access to, the services.

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

We have been targeted with cyberattacks in the past and may be targeted again. Potential attackers span a spectrum from unsophisticated amateurs to highly advanced organizations supported by state actors and use a variety of vectors, including malware, ransomware attacks, denial-of-service attacks, social engineering, and other emerging threats, including sophisticated attacks that use AI. Malicious actors may seek to impede our services (e.g., a denial-of-service attack) or infiltrate our systems for the purpose of introducing malware (e.g., ransomware), deleting or corrupting data, infiltrating our customers, or exfiltrating data. Other undesirable acts may include the unauthorized use of user data or our systems in a manner inconsistent with our terms of service, contracts, or policies, such as the existence of false or undesirable user accounts, activities that threaten people’s safety online or offline, or instances of spamming, scraping, or data harvesting. For example, third parties often attempt to access and collect our site data through “scraping” and other unauthorized mechanisms for unauthorized purposes, which could include distributing such data to other parties for commercial purposes or training AI models for commercial purposes. Our users and subscribers could also be targeted by malicious actors. In the past, we have had instances in which user passwords were guessed by malicious actors or were exposed in breaches of other companies and then used by malicious actors to access the user's account in our system. Additionally, we have experienced cases where user error has caused private data to be exposed. Incidents affecting user data, regardless of the cause, take time for us to investigate and can be frustrating for our users.

Any of these types of activities may cause significant and lasting negative consequences. Appropriately identifying, responding to and remediating such activities may incur significant expense, and could result in severely diminished operational capacity and the loss of data necessary to operate. If a security incident results in a data breach, we may be subject to legal liability. Even if financial, legal, or operational harm is avoided, an incident could cause persistent reputational harm to our company, including a decrease in confidence of lenders and capital markets. Moreover, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, such incidents, including being unsuccessful in our efforts to enforce our policies. Like other global companies, we face an increasingly difficult challenge to attract and retain highly qualified security personnel to assist us in combating these security threats.

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

For example, the EU enacted the Digital Services Act (“DSA”) on November 16, 2022, which became fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations and other requirements on digital platforms to protect consumers and their rights online, and allows for fines of up to 6% of annual global turnover. The impact of the DSA on the overall industry, business models and our operations is uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, financial condition, and results of operations. Additionally, the Federal Trade Commission regulates deceptive or unfair commercial activities and can impose significant injunctive and monetary remedies for violations. Further, the U.K. Online Safety Act 2023, which recently came into force, could impose financial penalties up to whichever is greater of £18 million or, in certain circumstances, 10% of a company’s qualifying worldwide revenue. See our disclosure elsewhere in these Risk Factors regarding the EU Copyright Directive.

In addition, the privacy of children’s personal data collected online, and use of commercial websites, applications, online services, or other interactive platforms, generally, are also becoming increasingly scrutinized. Regulations focused on online safety and protection of children’s privacy online, such as the Children’s Online Privacy Protection Act (“COPPA”), California’s Age Appropriate Design Code, the California Consumer Protection Act, other U.S. state comprehensive privacy laws, the EU and U.K. GDPR, the DSA, and the U.K.'s Online Safety Act ("OSA"), may require us to change our services and incur costs to do so. These regulations may be broadly drafted such that, even if we are not necessarily the intended target, we may be subject to them. Moreover, various laws to restrict or govern the use of commercial websites, applications, online services, or other interactive platforms by children have passed or have been proposed, including laws prohibiting showing children advertising, requiring age verification, limiting the use of children’s personal data, and requiring parental consent or providing for other parental rights. These laws may be, or in some cases already have been, subject to legal challenges and changing interpretations, which may further complicate our efforts to comply with laws applicable to us. These new laws may conflict with each other and may require changes to our products and services to achieve compliance. Additionally, users may not be comfortable with verification requirements of new laws, which may cause frustration and potential churn.

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

We are subject to a variety of existing and new laws concerning the collection, storing, processing, and transferring of user information. In the U.S., we are subject to federal laws, such as Section 5 of the Federal Trade Commission Act and the Video Privacy Protection Act, as well as a variety of state laws including state unfair and deceptive acts and practices laws, the California Consumer Privacy Act and the Illinois Biometric Information Protection Act and similar laws in other states. Current or future privacy-related legislation and governmental regulations pertaining to the use of biometrics or other video analytics may affect how our business is conducted or expose us to unfavorable developments resulting from changes in the regulatory landscape. For example, laws such as the Illinois Biometric Information Privacy Act restrict the collection, use and storage of biometric information and provide a private right of action of persons who are aggrieved by violations of the act. Such legislation and regulations have exposed us to, and we expect that they will continue to expose us to, regulatory and litigation risks. Legislation and governmental regulations related to the use of biometrics and other video analytics may also influence our current and prospective customers' activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and the risk of liability. It is also not clear how existing and future laws and regulations governing issues such as biometrics and other video analytics apply or will be enforced with respect to the products and services we sell. The failure to comply with applicable privacy laws could lead to regulatory actions, including the possibility of fines, class action or traditional litigation, reputational harm and/or costly investigation and remediation efforts.

Outside of the U.S., we are subject to privacy laws of the countries in which we conduct business. For example, the EU's General Data Protection Regulation ("GDPR") imposes detailed requirements related to the collection, storage and use of personal information related to people located in the EU. The GDPR authorizes fines up to 4% of a company's annual turnover. Privacy laws have proliferated in the past several years, both in the U.S. and worldwide. Because of the speed of change in the area of privacy law, it is impossible to foresee changes in the regulatory environment and we may be forced to make sudden operational shifts in an effort to maintain compliance. New laws, or new interpretations of or stricter enforcement of existing laws, may increase our compliance costs, restrict our ability to determine how our users are using our services, and increase our potential liability in the event of non-compliance. For example, in Europe, we have had to make changes to how we use cookies and other tracking technologies and these changes have reduced our visibility into how our users are using our services.

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

The sale of our products is subject to a variety of sales, use and value-added taxes, both in the U.S. and worldwide.

States may charge taxes on purchases made by their residents from out-of-state sellers who have no physical nexus to the state. As a result of this, we are subject to taxes in states where one or more of our services is taxable, the state permits taxation based upon economic nexus, and we meet certain thresholds. We are also subject to taxes in states in which we maintain a physical presence. We cannot guarantee complete tax compliance.

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

Tax reform has been a priority for governments worldwide and numerous proposals have been proposed or enacted. For example, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) changed how the U.S. imposes income tax on multinational corporations in a number of ways. The issuance of additional regulatory or accounting guidance may affect our analysis of the impact of the law on us and may harm our operating results and financial condition. Furthermore, the Tax Act eliminated the option to deduct research and development expenses in the current period and requires taxpayers to capitalize and amortize these expenses. As a result, our tax attributes utilization has been and continues to be accelerated. Additionally, further regulatory or legislative developments may also arise subject to the political landscape and may materially affect our financial position and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be subject to certain limitations.

Utilization of our net operating loss carryforwards ("NOL") and tax credits such as research and development tax credits (collectively, "tax attributes"), may be impaired under local law, subject to annual limitations, or could be subject to other limitations on utilization or benefit due to the ownership change limitations provided by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and other similar provisions. There is also a risk that due to regulatory changes, such as suspensions on the use of tax attributes, or other unforeseen reasons, our existing tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our tax attributes, regardless of our profitability.

Risks Related to Intellectual Property

We have faced claims that we infringe third-party intellectual property rights.

We utilize various technologies to provide video to users and subscribers over the Internet. We have fielded claims from holders of intellectual property that our use of these technologies infringes one or more patents, and, in some cases, the amounts claimed are significant. For example, we recently fielded claims from a media and telecommunications company that our use of adaptive bitrate streaming technologies infringes patents to such techniques. Although we disagree with such claims and intend to defend against them, if we are unsuccessful, we could be required to pay monetary damages that could have a materially adverse effect on our results of operations or financial condition or be subject to injunctive relief that could have a materially adverse effect on our ability to operate.

We may be subject to claims that our employees, contractors, collaborators, vendors, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

We rely on our unpatented proprietary technology, and it is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Although we generally seek to protect our trade secrets by confidentiality, non-disclosure and assignment of invention agreements with our employees, contractors, collaborators, vendors, consultants and advisors, these agreements may not provide meaningful protection in the event of unauthorized use or disclosure of our trade secrets. We may be subject to claims that we or our employees, contractors, collaborators, vendors, consultants and advisors have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. In addition, we may face claims by third parties that our agreements with employees obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and may interfere with our ability to capture the commercial value of such intellectual property. If we do not successfully resolve an ownership dispute, we may be precluded from using certain intellectual property or may lose our exclusive rights in such intellectual property. It is not always possible to identify and deter misconduct by employees, contractors, collaborators, vendors, consultants and advisors, and the precautions we take to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these outcomes could harm our business and competitive position.

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

As of December 31, 2024, Mr. Diller and his stepson Alexander von Furstenberg, who serves as a member of Vimeo's Board of Directors (the "Board"), collectively held (directly and through certain trusts) shares of our capital stock that represent approximately 38% of our total outstanding voting power. Additionally, Mr. Levin, the current Chief Executive Officer of IAC and Special Advisor to the Board, held approximately 2% of our total outstanding voting power. Mr. Levin is expected to leave his position with IAC in conjunction with IAC’s planned spin-off of Angi, Inc., which is expected to close in the first half of 2025.

As a result of this beneficial ownership of our securities, such individuals are, collectively, in a position to influence (subject to our organizational documents and Delaware law), the composition of the Board and the outcome of corporate actions requiring shareholder approval, such as mergers, business combinations and dispositions of assets, among other corporate transactions. The disparity between the voting power of the holders of our Class B common stock and the corresponding economic ownership position could also create incentives for such holders to either seek to obtain benefits for themselves (in the form of compensation or other contractual benefits, for example) in a form not available to all stockholders on a pro rata basis. In addition, this concentration of investment and voting power could discourage others from initiating a potential merger, takeover or other change of control transaction that may otherwise be beneficial to us and our stockholders, which could adversely affect the market price of our securities.

In addition, the holders of our Class B common stock could sell all or a portion of those shares to a third party, which could result in the purchaser obtaining significant influence over us, the composition of the Board, matters subject to stockholder approval and our operations, without consideration being paid to holders of shares of our common stock, and without holders of shares of our common stock having a right to consent to the identity of such purchaser.

Actual or potential conflicts of interest may develop between our management and directors, on the one hand, and the management and directors of IAC, on the other hand, or between management and directors of either entity and the management and directors of Expedia Group, Inc. or Match Group, Inc.

Certain of our and IAC’s executive officers and directors own both IAC capital stock and Vimeo capital stock, and certain members of IAC’s senior management team are members of the Board. This overlap could create, or appear to create, potential conflicts of interest when IAC’s and our directors and executive officers face decisions that could have different implications for IAC and Vimeo. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between IAC and Vimeo regarding terms of the agreements governing the relationship between IAC and Vimeo after the Spin-off, including the separation agreement, the employee matters agreement, the tax matters agreement, the transition services agreement or any commercial agreements between the parties or their affiliates. Potential conflicts of interest could also arise if IAC and Vimeo enter into any commercial arrangements in the future.

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

Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our capital stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our common stock.

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

Vimeo, Inc. has never declared or paid any cash dividends on its capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Board. Accordingly, holders of our common stock may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a comprehensive Information Security Management System (“ISMS”) program, which is led by a dedicated Chief Information Security Officer (“CISO”), who joined the Company in October 2024 and has almost 20 years of experience in enterprise grade cybersecurity and global scale systems, having previously served as a CISO of another public company and as a cybersecurity consultant. Our CISO is undertaking a comprehensive review of our information security systems and processes, and as a result, we may make incremental improvements to our cybersecurity controls and procedures and our cybersecurity risk management over the next six to twelve months.

Under the CISO, the Information Security Team is responsible for defining and implementing the Company’s cybersecurity strategy, policy, standards, architecture, and processes. The Information Security Team oversees the delivery of network, cloud, email and application security, security monitoring, penetration testing, cybersecurity training and incident response. Our ISMS program has been developed based on industry standards, including those published by the International Organization for Standardization and the National Institute of Standards and Technology, although we may not directly or fully comply with all elements of these standards. Through our ISMS program, we have established a comprehensive collection of policies and standard operating procedures to guide our cybersecurity strategy, which includes an Information Security Policy applicable to all Vimeo personnel, as well as a Supplier Information Security Policy for our third-party software vendors, both of which set forth cybersecurity standards, controls, and training requirements designed to protect corporate and customer data, whether it is processed by Vimeo or a service provider. We also conduct regular workforce training to instruct employees to identify cybersecurity concerns and take the appropriate action.

Our cybersecurity governance framework includes oversight by the Audit Committee of the Board, which reviews the effectiveness of the Company’s management of cybersecurity, data privacy and other data- and technology-related risks, controls and procedures. The CISO reports regularly to our Audit Committee, as well as our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our ISMS program is regularly evaluated by external experts with the results of those reviews reported to senior management and the Board. The Audit Committee and, as appropriate, the Board, also receives prompt and timely information regarding any high severity cybersecurity incident, as well as ongoing updates regarding any such incident until it has been addressed.

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
The following table sets forth purchases by the Company of shares of Vimeo common stock during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
	(In thousands, except per share data)
October 1 to October 31, 2024	410	$4.91	410	$31,300
November 1 to November 30, 2024	67	$4.87	67	$30,975
December 1 to December 31, 2024	1,117	$6.83	1,117	$23,403
Total	1,594	$6.25	1,594	$23,403
_____________________
(1)    Average price paid per share includes direct costs associated with the repurchases.
(2)    Reflects repurchases of Vimeo common stock made pursuant to the Company's Stock Repurchase Program. See "Note 8—Shareholders' Equity" in the accompanying notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases. Subsequent to December 31, 2024 and through February 13, 2025, the Company repurchased 1.5 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.55 per share, or in aggregate $9.7 million. At February 13, 2025, the Company has $13.7 million remaining under its share repurchase authorization.
(3)    Direct costs associated with the repurchases do not reduce the amount available under the Stock Repurchase Program.
Market Information for Our Common Stock
Our common stock has been listed on Nasdaq under the symbol “VMEO” since May 25, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of February 13, 2025, we had 767 holders of record of our common stock and one holder of record of our Class B common stock. Because many of our shares of common stock are held in street name by brokers and other nominees on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these holders of record.

Dividend Policy

Vimeo, Inc. has never declared or paid any cash dividends on its capital stock.

We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of Vimeo's Board of Directors (the "Board"), subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that the Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section entitled "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part III, Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The following graph compares (i) the cumulative total stockholder return on our common stock from May 25, 2021 (the date our common stock commenced regular-way trading on Nasdaq) through December 31, 2024 with (ii) the cumulative total return of the Standard & Poor's ("S&P") 500 Index and the S&P Information Technology Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on May 25, 2021 and the reinvestment of dividends. The graph uses the closing market price on May 25, 2021 of $45.39 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The returns shown are based on historical results and are not intended to suggest future performance.

Item 6. Reserved
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo
The following discussion should be read in conjunction with Item 1A - Risk Factors and our audited consolidated financial statements and the notes thereto included in Item 8—Consolidated Financial Statements and Supplementary Data. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited annual consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Annual Report on Form 10-K of Vimeo, Inc. filed with the Securities Exchange Commission on February 22, 2024.
Operating Metrics and Key Terms:

	Years Ended December 31,
	2024	2023	% Change
	(In thousands, except ARPU)
Self-Serve & Add-Ons:
Subscribers	1,227.7	1,379.7	(11)%
Average Subscribers	1,303.7	1,442.4	(10)%
ARPU	$208	$198	5%
Bookings	$260,667	$281,548	(7)%

Vimeo Enterprise:
Subscribers	4.0	3.3	19%
Average Subscribers	3.7	2.8	31%
ARPU	$22,755	$20,269	12%
Bookings	$98,640	$71,435	38%

Other:
Subscribers	50.0	67.0	(25)%
Average Subscribers	58.5	80.1	(27)%
ARPU	$1,062	$938	13%
Bookings	$43,727	$50,106	(13)%
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
•Bookings consist of fixed fees for software-as-a-service ("SaaS") services, measured at the end of the relevant period, that subscribers have committed to pay during their subscription period which is generally 12 months, less refunds and chargebacks during the same period.
•Gross Margin is revenue less cost of revenue, divided by revenue.
•Cost of Revenue consists primarily of hosting fees, credit card processing fees, compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in customer care functions, traffic acquisition costs, which includes in-app purchase fees, and outsourced customer care personnel costs.
•Research and Development Expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
•Sales and Marketing Expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for Vimeo's sales force and marketing personnel, advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, software license and maintenance costs, rent expense and facilities costs.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings to Adjusted EBITDA for the years ended December 31, 2024 and 2023.
MANAGEMENT OVERVIEW
Vimeo is the world’s most innovative video experience platform, providing a full breadth of video tools through a SaaS model. Our core focus is transforming how people create and share videos by providing cutting-edge products and a platform that bridges technology with creative innovation. We provide a turnkey cloud-based solution that eliminates barriers to using video and solves essential video needs, including video hosting and management, intuitive video creation and editing, insightful analytics, artificial intelligence language translations, and enterprise tools.

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

Distribution, Marketing and Advertiser Relationships
Vimeo pays to market and distribute its services on third-party search engines and social media websites, and through e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events. Vimeo also pays traffic acquisition costs, which consist of fees paid to Apple and Google related to the distribution and the facilitation of in-app purchases of product features. These distribution channels might also offer other third parties services and products, which may compete with those Vimeo offers.
Vimeo also markets and offers its services and products through branded websites, allowing customers to transact directly with it in a convenient manner.
Results of Operations
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Years Ended December 31,
	2024	2023
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	22
Gross profit	78	78
Operating expenses:
Research and development expense	26	26
Sales and marketing expense	29	36
General and administrative expense	18	12
Depreciation	—	—
Amortization of intangibles	—	1
Total operating expenses	74	75
Operating income	4	3
Interest expense	—	—
Other income, net	4	3
Earnings before income taxes	8	6
Income tax provision	(2)	(1)
Net earnings	6%	5%

Revenue

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Self-Serve & Add-Ons	$271,691	$285,529	$(13,838)	(5)%
Vimeo Enterprise	83,191	56,499	26,692	47
Other	62,124	75,186	(13,062)	(17)
Total revenue	$417,006	$417,214	$(208)	—%
Revenue was flat due primarily to an increase of $26.7 million or 47% in Vimeo Enterprise, partially offset by decreases of $13.8 million or 5% in Self-Serve & Add-Ons and $13.1 million or 17% in Other. The increase in Vimeo Enterprise was primarily due to increases of 31% and 12% in Average Subscribers and ARPU, respectively. The decrease in Self-Serve & Add-Ons was primarily due to a decrease of 10% in Average Subscribers, partially offset by an increase of 5% in ARPU. The decrease in Other was primarily due to the Company deprecating a number of products in this category.

Cost of Revenue (exclusive of depreciation shown separately below) and Gross Profit

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$90,731	$91,576	$(845)	(1)%
Gross profit	$326,275	$325,638	$637	—%
Gross margin	78%	78%
Cost of revenue decreased $0.8 million, or 1%, due primarily to a decrease in credit card processing fees of $3.7 million driven by lower bookings from Self-Serve & Add-Ons, partially offset by an increase in hosting costs of $2.1 million.
Gross profit increased $0.6 million due primarily to a decrease in cost of revenue, as revenue was flat.
Operating Expenses

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Research and development expense	$109,373	$107,074	$2,299	2%
Sales and marketing expense	119,869	151,487	(31,618)	(21)
General and administrative expense	76,604	49,194	27,410	56
Depreciation	356	1,997	(1,641)	(82)
Amortization of intangibles	1,390	2,839	(1,449)	(51)
Total operating expenses	$307,592	$312,591	$(4,999)	(2)%
Research and development expense increased $2.3 million, or 2%, due primarily to increased investment in products of $7.0 million mainly comprised of compensation expense and other employee-related costs, partially offset by decreases of $2.7 million in restructuring costs driven by a reduction-in-force that was completed in the first quarter of 2023 and $2.1 million in stock-based compensation expense driven by executive turnover.
Sales and marketing expense decreased $31.6 million, or 21%, due primarily to decreases of $28.0 million in advertising costs as we reduced underperforming spend and shifted to a more organic customer acquisition approach and $3.7 million in stock-based compensation expense driven by executive turnover in 2024.
General and administrative expense increased $27.4 million, or 56%, due primarily to an increase of $26.6 million in stock-based compensation expense driven by Board and executive turnover in 2023.
Depreciation decreased $1.6 million, or 82%, due primarily to costs associated with asset retirement obligations incurred in 2023 related to the Company's international operations.
Amortization of intangibles decreased $1.4 million, or 51%, due primarily to certain intangible assets reaching the end of their estimated useful lives in the second quarter of 2023.
Operating Income

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Operating income	$18,683	$13,047	$5,636	43%
Operating income increased $5.6 million primarily due to an increase in gross profit of $0.6 million and a decrease in operating expenses of $5.0 million. The decrease in operating expenses was due primarily to decreases in advertising costs of $28.0 million, partially offset by increases in stock-based compensation expense of $20.9 million and compensation expense and other employee-related costs of $3.8 million. We currently anticipate that operating expenses will increase in 2025 as we expect to continue to invest in our products.

Non-Operating Income and Expenses

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Interest expense	$—	$(998)	$998	(100)%

Interest income	$14,793	$12,640	$2,153	17%
Foreign exchange gains, net	240	259	(19)	(7)%
Loss on sale of an asset	—	(37)	37	(100)%
Other income, net	$15,033	$12,862	$2,171	17%

Interest expense decreased $1.0 million due to the termination of the Credit Facility in the second quarter of 2023.
Other income, net increased $2.2 million due primarily to an increase in Interest income driven by larger Cash and cash equivalents balances.
Income Tax Provision

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Income tax provision	$(6,704)	$(2,879)	$(3,825)	133%
Income tax provision increased by $3.8 million primarily as a result of higher pre-tax income and the impact of stock-based awards.
For further details of income tax matters, see "Note 4—Income Taxes" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Adjusted EBITDA

	Years Ended December 31,
	2024	2023	Change	% Change
	(In thousands)
Adjusted EBITDA	$55,339	$34,417	$20,922	61%
As a percentage of revenue	13%	8%
For a reconciliation of net earnings to Adjusted EBITDA, see "Principles of Financial Reporting."
Adjusted EBITDA increased $20.9 million to $55.3 million, due primarily to a decrease in operating expenses, driven by a decrease in advertising costs, partially offset by an increase in compensation expense and other employee-related costs.

PRINCIPLES OF FINANCIAL REPORTING

We have provided Adjusted EBITDA in this report to supplement our financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP"). We use this non-GAAP financial measure internally in analyzing our financial results and believe that it is useful to investors as an additional tool to evaluate ongoing operating results and trends and in comparing our financial results with other companies in our industry, many of which present a similar non-GAAP financial measure. However, our presentation of this non-GAAP financial measure may differ from the presentation of similarly titled measures by other companies. Adjusted EBITDA is one of the metrics on which our internal budgets are based and also one of the metrics by which management is compensated. We believe that investors should have access to, and we are obligated to provide, the same set of tools that we use in analyzing our results. This non-GAAP financial measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results. We endeavor to compensate for the limitations of the non-GAAP measure presented by providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the non-GAAP measure. We encourage investors to examine the reconciling adjustments between the GAAP and corresponding non-GAAP measure, which we discuss below.
Definition of Non-GAAP Measure
 Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating income excluding: (1) stock-based compensation expense; (2) depreciation; (3) amortization of intangible assets; (4) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (5) restructuring costs associated with exit or disposal activities such as a reduction in force or reorganization. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net earnings to Adjusted EBITDA is as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Net earnings	$27,012	$22,032
Add back:
Income tax provision	6,704	2,879
Other income, net	(15,033)	(12,862)
Interest expense	—	998
Operating income	18,683	13,047
Add back:
Stock-based compensation expense	32,705	12,042
Depreciation	356	1,997
Amortization of intangibles	1,390	2,839
Contingent consideration fair value adjustments	—	(396)
Restructuring costs	2,205	4,888
Adjusted EBITDA	$55,339	$34,417

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
Amortization of intangible assets are non-cash expenses related to capitalized software development costs or acquisitions. Amortization of capitalized software development costs is computed using the straight-line method to allocate the cost of such assets to operations over their estimated useful lives. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company are valued and amortized over their estimated useful lives. We believe that acquired intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization is not an ongoing cost of doing business.
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
Restructuring costs consist of costs associated with exit or disposal activities such as severance and other post-employment benefits paid in connection with a reduction in force or reorganization. We consider these costs to be non-recurring in nature and therefore, are not indicative of current or future performance or the ongoing cost of doing business.

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents:
United States	$304,216	$283,971
All other countries	21,060	17,401
Total cash and cash equivalents	$325,276	$301,372
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Years Ended December 31,
	2024	2023
	(In thousands)
Net cash provided by (used in):
Operating activities	$56,861	$37,785
Investing activities	$(222)	$531
Financing activities	$(32,177)	$(11,695)

Year ended December 31, 2024
Net cash provided by operating activities included net earnings of $27.0 million adjusted for non-cash items of $39.9 million, partially offset by changes in working capital that used $10.0 million. Changes in working capital primarily consisted of decreases of $5.3 million in deferred revenue and $3.0 million in accounts payable and other liabilities. The decrease in deferred revenue was due primarily to lower Self-Serve & Add-ons and Other bookings, partially offset by growth in Vimeo Enterprise bookings. The decrease in accounts payable and other liabilities was primarily driven by the payment of 2023 annual cash bonuses in 2024, and lease payments, partially offset by accruals for 2024 annual and supplemental cash bonuses.
Net cash used by investing activities included capital expenditures of $0.2 million.
Net cash used in financing activities included $26.4 million of common stock repurchases and $6.9 million of withholding taxes paid related to the settlement of equity awards.
Year ended December 31, 2023
Net cash provided by operating activities included net earnings of $22.0 million adjusted for non-cash items of $23.5 million, partially offset by changes in working capital that used $7.7 million. Changes in working capital primarily consisted of a decrease of $7.7 million in accounts payable and other liabilities and an increase of $5.2 million in prepaid expenses and other assets, partially offset by an increase of $4.1 million in deferred revenue. The decrease in accounts payable and other liabilities was due primarily to the payment of 2022 annual cash bonuses in 2023, lease payments, the timing of invoice payments, and the payment of a contingent consideration arrangement (the portion that was in excess of the amount recorded in purchase accounting and as described in "Note 6—Fair Value Measurements"), partially offset by accruals for 2023 cash bonuses paid in 2024. The increase in prepaid expenses and other assets was due primarily to increased software expenditures and the timing of cash payments. The increase in deferred revenue was due primarily to growth in Vimeo Enterprise bookings.
Net cash provided by investing activities included proceeds of $0.6 million previously held in escrow related to the sale of Vimeo's retained interest in its former hardware business.

Net cash used in financing activities included $6.4 million related to the settlement of equity awards, primarily withholding taxes, and $5.8 million related to contingent consideration arrangements (the portion up to the amount recorded in purchase accounting as described in "Note 6—Fair Value Measurements").
Liquidity and Capital Resources
Share Repurchase Authorizations and Activity
During the year ended December 31, 2024, the Company repurchased 5.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $4.50 per share, or in aggregate $26.8 million.
Subsequent to December 31, 2024 and through February 13, 2025, the Company repurchased 1.5 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.55 per share, or in aggregate $9.7 million. At February 13, 2025, the Company has $13.7 million remaining under its share repurchase authorization.
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
Liquidity Assessment
At December 31, 2024, Vimeo had $325.3 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, capital expenditures, withholding taxes related to net settled stock-based awards, and repurchases under the Stock Repurchase Program for at least the next twelve months. This assessment includes the effect of non-cancellable purchase obligations, which primarily relate to cloud computing and software development arrangements, and operating leases related to office space. For further details, see "Note 12—Leases" and "Note 13—Commitments and Contingencies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data. Vimeo does not currently expect to incur significant capital expenditures.
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
Off-Balance Sheet Arrangements
Other than the purchase obligations described in “Note 13— Commitments and Contingencies” to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data, Vimeo does not have any off-balance sheet arrangements as of December 31, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following disclosure is provided to supplement the descriptions of Vimeo's accounting policies contained in "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data in regard to significant areas of judgment. Management of Vimeo is required to make certain estimates, judgments and assumptions during the preparation of its consolidated financial statements in accordance with GAAP. These estimates, judgments and assumptions impact the reported amount of assets, liabilities, revenue and expenses and any related disclosures. Actual results could differ from these estimates. Because of the size of the financial statement elements to which they relate, some of Vimeo's accounting policies and estimates have a more significant impact on its consolidated financial statements than others. A discussion of Vimeo's critical accounting policies and estimates follows.
Recoverability of Goodwill
Goodwill had a carrying value of $245.4 million at both December 31, 2024 and 2023, and is assessed for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would more likely than not reduce its fair value below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either the “operating segment level,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment in identifying operating segments and components, and whether or not any components can be aggregated for purposes of the impairment test. Management has determined that there is a single operating segment and no components below that level, resulting in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
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
For Vimeo's annual goodwill test as of October 1, 2024, the qualitative assessment performed indicated that it was more likely than not that its fair value was in excess of its carrying value. The primary factor that the Company considered in determining that no impairment exists was that Vimeo’s market capitalization as of October 1, 2024 was approximately $1.0 billion and exceeded its carrying value by approximately $600 million.
Income Taxes
Vimeo regularly assesses the realizability of deferred tax assets considering all available evidence including, prior actual and forecasted financial performance, among other factors. As of December 31, 2024 and 2023, Vimeo is in a three-year cumulative loss position in the United States and has recorded a full valuation allowance of $56.9 million and $62.1 million, respectively. Sufficient positive evidence may become available that indicates a portion of the valuation allowance will no longer be needed. This would result in the recognition of certain deferred tax assets and a corresponding decrease to income tax provision for the period the release is recorded.

Vimeo evaluates and accounts for uncertain tax positions determined more-likely-than-not to be sustainable upon examination, based solely on its technical merits. At December 31, 2024 and 2023, Vimeo had unrecognized tax benefits, including interest and penalties, of $6.0 million and $4.6 million, respectively. Vimeo considers many factors when evaluating and estimating its tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences realized upon resolution will not be material, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see "Note 2—Summary of Significant Accounting Policies" to the consolidated financial statements included in Item 8—Consolidated Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange
International revenue, which is based upon the location of the customer, accounted for 46%, 47%, and 49% of Vimeo's total revenue for the years ended December 31, 2024, 2023, and 2022, respectively. Subscriptions that are purchased by international customers through Vimeo's sales force are generally priced in U.S. dollars. Subscriptions that are purchased by international customers directly through our website or apps are generally priced in local currency.
Vimeo is exposed to foreign currency transaction gains and losses to the extent it or its subsidiaries conduct transactions in and/or have assets and/or liabilities that are denominated in a currency other than the entity's functional currency. Vimeo recorded foreign exchange gains of $0.2 million, $0.3 million, and $1.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vimeo, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter
During the year ended December 31, 2024, the Company recognized revenue of $417.0 million. As disclosed in Note 2 to the consolidated financial statements, revenue is derived primarily from fixed software-as-a-service subscription fees paid by customers. Subscription periods generally range from one month to three years. The transaction price is recognized as revenue on a straight-line basis over the contractual term of the arrangement beginning on the date access is provided to the Vimeo platform.

Auditing management’s recognition of revenue was challenging due to the extent of effort as a result of the high volume of subscription revenue contracts, and the Company’s manual process of entering data related to subscription plans sold through the Company’s sales force into the system used to calculate revenue.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over the revenue recognition process. For example, we tested controls over the calculation of revenue recognized and data entered into the system used to calculate revenue for subscription plans sold through the Company’s sales force.

To test the Company’s revenue recognition, our audit procedures included, among others, testing a sample of revenue transactions by independently calculating the amount of revenue recognized based upon the contractual terms and comparing the terms to source documents for subscription plans sold through the Company’s sales force.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

New York, New York
February 19, 2025

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$325,276	$301,372
Accounts receivable, net	24,648	26,605
Prepaid expenses and other current assets	24,732	23,491
Total current assets	374,656	351,468

Leasehold improvements and equipment, net	456	607
Goodwill	245,406	245,406
Intangible assets with definite lives, net	1,239	2,629
Other non-current assets	21,064	22,810
TOTAL ASSETS	$642,821	$622,920

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$4,473	$4,696
Deferred revenue	161,923	168,610
Accrued expenses and other current liabilities	56,027	53,573
Total current liabilities	222,423	226,879

Other long-term liabilities	11,601	13,809

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 161,993 and 158,511 shares issued and 156,047 and 158,511 shares outstanding, respectively	1,620	1,585
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock $0.01 par value; 100,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	801,367	774,587
Accumulated deficit	(366,323)	(393,335)
Accumulated other comprehensive loss	(1,180)	(699)
Treasury stock, at cost, 5,946 and 0 shares, respectively	(26,781)	—
Total shareholders' equity	408,797	382,232
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$642,821	$622,920

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Revenue	$417,006	$417,214	$433,028
Cost of revenue (exclusive of depreciation shown separately below)	90,731	91,576	103,595
Gross profit	326,275	325,638	329,433
Operating expenses:
Research and development expense	109,373	107,074	127,661
Sales and marketing expense	119,869	151,487	170,401
General and administrative expense	76,604	49,194	107,011
Depreciation	356	1,997	2,198
Amortization of intangibles	1,390	2,839	5,100
Total operating expenses	307,592	312,591	412,371
Operating income (loss)	18,683	13,047	(82,938)
Interest expense	—	(998)	(491)
Other income, net	15,033	12,862	5,764
Earnings (loss) before income taxes	33,716	24,911	(77,665)
Income tax provision	(6,704)	(2,879)	(1,926)
Net earnings (loss)	$27,012	$22,032	$(79,591)

Per share information:
Basic earnings (loss) per share	$0.16	$0.13	$(0.49)
Diluted earnings (loss) per share	$0.16	$0.13	$(0.49)

Stock-based compensation expense by function:
Cost of revenue	$757	$996	$1,000
Research and development expense	13,700	15,753	20,447
Sales and marketing expense	5,984	9,661	9,986
General and administrative expense	12,264	(14,368)	32,907
Total stock-based compensation expense	$32,705	$12,042	$64,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net earnings (loss)	$27,012	$22,032	$(79,591)
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(481)	132	(745)
Total other comprehensive (loss) income	(481)	132	(745)
Comprehensive income (loss)	$26,531	$22,164	$(80,336)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2024, 2023, and 2022

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance as of December 31, 2021	$1,567	156,708	$94	9,399	$—	—	$704,796	$(335,776)	$(86)	$370,595
Net loss	—	—	—	—	—	—	—	(79,591)	—	(79,591)
Other comprehensive loss	—	—	—	—	—	—	—	—	(745)	(745)
Stock-based compensation expense	—	—	—	—	—	—	64,340	—	—	64,340
Amounts related to settlement of equity awards	5	479	—	—	—	—	(746)	—	—	(741)
Balance as of December 31, 2022	$1,572	157,187	$94	9,399	$—	—	$768,390	$(415,367)	$(831)	$353,858
Net earnings	—	—	—	—	—	—	—	22,032	—	22,032
Other comprehensive income	—	—	—	—	—	—	—	—	132	132
Stock-based compensation expense	—	—	—	—	—	—	12,042	—	—	12,042
Amounts related to settlement of equity awards	29	2,948	—	—	—	—	(5,861)	—	—	(5,832)
Restricted Stock Award	(16)	(1,624)	—	—	—	—	16	—	—	—
Balance at December 31, 2023	$1,585	158,511	$94	9,399	$—	—	$774,587	$(393,335)	$(699)	$382,232
Net earnings	—	—	—	—	—	—	—	27,012	—	27,012
Other comprehensive loss	—	—	—	—	—	—	—	—	(481)	(481)
Stock-based compensation expense	—	—	—	—	—	—	32,705	—	—	32,705
Amounts related to settlement of equity awards	35	3,482	—	—	—	—	(5,925)	—	—	(5,890)
Purchase of treasury stock	—	—	—	—	(26,781)	5,946	—	—	—	(26,781)
Balance at December 31, 2024	$1,620	161,993	$94	9,399	$(26,781)	5,946	$801,367	$(366,323)	$(1,180)	$408,797

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$27,012	$22,032	$(79,591)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	32,705	12,042	64,340
Amortization of intangibles	1,390	2,839	5,100
Depreciation	356	1,997	2,198
Provision for credit losses	993	777	7,606
Loss on the sale of an asset	—	37	—
Non-cash lease expense	4,352	4,449	5,971
Other adjustments, net	54	1,333	(433)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,090)	1,075	(13,027)
Prepaid expenses and other assets	(542)	(5,180)	(3,090)
Accounts payable and other liabilities	(3,031)	(7,744)	(23,760)
Deferred revenue	(5,338)	4,128	(2,385)
Net cash provided by (used in) operating activities	56,861	37,785	(37,071)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	21
Capital expenditures	(222)	(108)	(802)
Proceeds from the sale of an asset	—	639	1,611
Net cash (used in) provided by investing activities	(222)	531	830
Cash flows from financing activities:
Amounts related to settlement of equity awards	(6,878)	(6,414)	(5,448)
Proceeds from exercise of stock options	1,106	759	18
Purchases of treasury stock	(26,405)	—	—
Contingent consideration payment	—	(5,774)	(4,816)
Other, net	—	(266)	(342)
Net cash used in financing activities	(32,177)	(11,695)	(10,588)
Total cash provided (used)	24,462	26,621	(46,829)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(405)	(19)	(682)
Net increase (decrease) in cash and cash equivalents and restricted cash	24,057	26,602	(47,511)
Cash and cash equivalents and restricted cash at beginning of period	301,436	274,834	322,345
Cash and cash equivalents and restricted cash at end of period	$325,493	$301,436	$274,834

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
Description of Business
Vimeo is the world’s most innovative video experience platform, providing a full breadth of video tools through a software-as-a-service (“SaaS”) model. Our core focus is transforming how people create and share videos by providing cutting-edge products and a platform that bridges technology with creative innovation. We provide a turnkey cloud-based solution that eliminates barriers to using video and solves essential video needs, including video hosting and management, intuitive video creation and editing, insightful analytics, artificial intelligence language translations, and enterprise tools.

Unless otherwise stated in this Annual Report on Form 10-K, references to "Vimeo," the "Company," "we," "our" or "us" refers to Vimeo, Inc. and its consolidated subsidiaries.

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

Significant estimates and judgments inherent in the preparation of the accompanying consolidated financial statements include those related to: the recoverability of goodwill; contingencies; unrecognized tax benefits; and the valuation allowance for deferred income tax assets, among others. Vimeo bases its estimates, judgments and assumptions on historical experience, its forecasts and budgets and other factors that Vimeo considers relevant.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers. Subscription periods generally range from one month to three years with the most common being an annual subscription and are generally non-cancellable. Vimeo's disaggregated revenue disclosures are presented in "Note 3—Revenue."
Vimeo accounts for a contract with a customer when it has approval and commitment from all parties, the rights of the parties and payment terms are identified, the contract has commercial substance and collectability of consideration is probable. The transaction price, which generally reflects the fixed SaaS subscription fees listed in the terms of the contract, is the amount of consideration Vimeo expects to be entitled to in exchange for access to the Vimeo platform. The transaction price is recognized as revenue on a straight-line basis over the contractual term of the arrangement beginning on the date access is provided to the Vimeo platform, which is considered to be a series of distinct services that comprise a single performance obligation and have the same pattern of transfer over the contractual term. Estimates of variable consideration have not been significant.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Costs to Obtain a Contract with a Customer
Vimeo has determined that commissions paid to employees pursuant to certain sales incentive programs meet the requirements to be capitalized as a cost of obtaining a contract with a customer and are amortized over the estimated customer relationship period. Vimeo calculates the estimated customer relationship period as the average customer life, which is based on historical data. When customer renewals are expected and the renewal commission is not commensurate with the initial commission, the average customer life includes renewal periods. Vimeo has elected the practical expedient to expense costs to obtain a contract with a customer as incurred when the amortization period would be one year or less.
Cost of Revenue
Cost of revenue consists primarily of hosting fees, credit card processing fees, compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in customer care functions, traffic acquisition costs, which includes in-app purchase fees, and outsourced customer care personnel costs.
Research and Development Expense
Research and development expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense that are not capitalized for personnel engaged in the design, development, testing and enhancement of product offerings and related technology, software license and maintenance costs, rent expense and facilities costs.
Sales and Marketing Expense
Sales and marketing expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for Vimeo's sales force and marketing personnel, advertising expenditures, which include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which includes conferences and events, software license and maintenance costs, rent expense and facilities costs.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash and short-term investments, with maturities of three months or less from the date of purchase. Vimeo monitors concentrations of credit risk with respect to cash and cash equivalents by placing such balances with higher quality financial institutions or investing such amounts in liquid, short-term, highly-rated investments or investment funds holding similar instruments. At December 31, 2024, the significant majority of our cash and cash equivalents is held domestically, and primarily consists of money market funds invested with banks with a credit rating of Aaa. Additionally, at December 31, 2024 Vimeo did not have more than $100 million invested in any single bank or money market mutual fund.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Allowance for Credit Losses
Vimeo maintains an allowance for credit losses to provide for the estimated amount of accounts receivable that will not be collected. We assess the collectability of the accounts by taking into consideration the aging of our trade receivables, historical experience, reasonable and supportable forecasts of future economic conditions, and management judgement. The time between the invoice and payment due dates is not significant as customer payments that are not collected in advance of the transfer of promised services or goods are generally due no later than 30 days from invoice date.
The changes in the allowance for credit losses are as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$2,728	$5,183
Provision for credit losses	993	777
Write-offs charged against the allowance	(2,192)	(4,366)
Recoveries collected	876	1,129
Currency translation adjustment	(1)	5
Balance at end of period	$2,404	$2,728

Leasehold Improvements and Equipment
Leasehold improvements and equipment are recorded at cost. Depreciation of leasehold improvements and equipment is computed using the straight-line method over the estimated useful lives of the assets, or, in the case of leasehold improvements, the lease term, if shorter. Repairs and maintenance costs are expensed as incurred. Leasehold improvements and equipment, net is as follows:

	December 31,		Estimated Useful Lives
	2024	2023
	(In thousands)
Leasehold improvements	$634	$761	Shorter of lease term or 10 Years
Computer and other equipment	386	550	2 to 10 Years
Total leasehold improvements and equipment	1,020	1,311
Accumulated depreciation and amortization	(564)	(704)
Leasehold improvements and equipment, net	$456	$607
Tangible long-lived assets at December 31, 2024 and December 31, 2023 relate to "Leasehold improvements and equipment, net."

	December 31,
	2024	2023
	(In thousands)
Leasehold improvements and equipment, net:
United States	$346	$492
All other countries	110	115
Total	$456	$607

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Leases
Vimeo leases office space used in connection with its operations under various operating leases. Right-of-use assets ("ROU assets") represent Vimeo’s right to use the underlying assets for the lease term and lease liabilities represent the present value of Vimeo’s obligation to make payments arising from these leases. ROU assets and related lease liabilities are based on the present value of fixed lease payments over the lease term, determined using the Company's incremental borrowing rate on the lease commencement date. Vimeo combines the lease and non-lease components of lease payments in determining ROU assets and related lease liabilities. If the lease includes one or more options to extend the term of the lease, the renewal option is considered in the lease term if it is reasonably certain Vimeo will exercise the option(s). Lease expense is recognized on a straight-line basis over the term of the lease. Vimeo has elected not to record leases with an initial term of twelve months or less on the accompanying consolidated balance sheet. The Company's ROU assets and lease liabilities primarily relate to the West 34th Street sublease (as described in "Note 14—Related Party Transactions"), which includes an escalation clause.
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
Goodwill
Vimeo assesses goodwill for impairment annually as of October 1 or more frequently if an event occurs or circumstances change that would indicate that a reporting unit's fair value is more likely than not below its carrying value. Goodwill is tested for impairment at the reporting unit level which is either an “operating segment,” or one level below, which is referred to as a “component.” The level at which the impairment test is performed requires judgment as to whether there are multiple operating segments and/or components, and if so, whether their operations are similar such that they should be aggregated for purposes of the impairment test. For purposes of performing the 2024 impairment test, management has determined that there is a single operating segment and no components below that level, which results in a single reporting unit at the overall Vimeo level for purposes of testing goodwill for impairment.
If Vimeo elects to perform a qualitative assessment and concludes it is not more likely than not that its fair value is less than its carrying value, no further assessment of goodwill is necessary; otherwise, a quantitative assessment is performed and the fair value of Vimeo is determined. If the carrying value of Vimeo exceeds its fair value, an impairment equal to the excess is recorded. No impairments to goodwill were recorded for the years ended December 31, 2024, 2023, and 2022.
Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value is deemed not to be recoverable, an impairment loss is recorded equal to the amount by which the carrying value of the long-lived asset exceeds its fair value. Amortization of long-lived assets is based on the pattern in which the economic benefits of the asset are expected to be realized, which is generally on a straight-line basis.

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

See "Note 6—Fair Value Measurements" for additional information.

Advertising Costs
Advertising costs are expensed as incurred (when the advertisement first runs for production costs that are initially capitalized) and primarily include online marketing, including fees paid to search engines, social media sites, e-mail campaigns, display advertising, video advertising and affiliate marketing, and offline marketing, which is primarily conferences and events. Advertising expense was $32.4 million, $60.4 million, and $76.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Vimeo evaluates and accounts for uncertain tax positions determined more-likely-than-not to be sustainable upon examination based solely on its technical merits. Vimeo considers many factors when evaluating and estimating its tax positions and unrecognized tax benefits, which may require periodic adjustment and which may not accurately anticipate actual outcomes. Although management currently believes changes to unrecognized tax benefits from period to period and differences realized upon resolution will not be material, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.
Vimeo has made an accounting policy election to treat Global Intangible Low-Taxed Income taxes as a current period expense rather than including these amounts in the measurement of deferred taxes.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Earnings per Share
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. Basic EPS is calculated using the two-class method since the Vimeo Restricted Shares are participating securities due to their rights as described in "Note 8—Shareholders' Equity". Diluted EPS is calculated on the most dilutive basis under either the two-class method or treasury stock method, both of which exclude equity awards that are antidilutive.
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
The grant-date fair value of a restricted stock unit ("RSU") is determined based on the closing sale price of the Company’s common stock on the date of grant. The grant date fair value of a RSU with a market condition is determined by using a Monte Carlo simulation of Vimeo's stock price over the performance period. The grant-date fair value of a stock option or stock appreciation right ("SAR") is estimated using the Black‑Scholes option‑pricing model. See "Note 10—Stock-Based Compensation" for additional information.
Segment Information
The Company operates as a single operating segment and single reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company’s CODM allocates resources and assesses performance based upon consolidated financial information. See "Note 18—Segment Information" for additional information.
Recent Accounting Pronouncements Adopted by the Company
Vimeo adopted Accounting Standard Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective November 27, 2023. This guidance amends Topic 280 to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The adoption of this guidance did not have a material impact on Vimeo's consolidated financial statements. See "Note 18—Segment Information" for additional information.
In December 2023, ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued, and requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will impact the Company's income tax disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements Not Yet Adopted by the Company
In November 2024, ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. This guidance will become effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
NOTE 3—REVENUE
Disaggregated revenue is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue:
Self-Serve & Add-Ons	$271,691	$285,529	$304,726
Vimeo Enterprise	83,191	56,499	39,271
Other	62,124	75,186	89,031
Total	$417,006	$417,214	$433,028

Revenue by geography is based on where the subscriber is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the years ended December 31, 2024, 2023, and 2022.

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue:
United States	$226,790	$223,055	$220,742
All other countries	190,216	194,159	212,286
Total	$417,006	$417,214	$433,028
Deferred Revenue
The current and non-current deferred revenue balances are included in the accompanying consolidated balance sheet as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Deferred revenue	$161,923	$168,610
Other long-term liabilities	512	1,216
During the year ended December 31, 2024, Vimeo recognized $165.8 million of revenue that was included in the deferred revenue balance as of December 31, 2023. During the year ended December 31, 2023, the Company recognized $166.0 million of revenue that was included in the deferred revenue balance as of December 31, 2022.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Costs to Obtain a Contract with a Customer
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Prepaid expenses and other current assets	$5,451	$5,099
Other non-current assets	8,475	8,263
During the years ended December 31, 2024, 2023, and 2022, Vimeo recognized expense of $5.6 million, $6.2 million, and $6.2 million, respectively, related to the amortization of capitalized costs to obtain a contract with a customer.
NOTE 4—INCOME TAXES
U.S. and foreign earnings (losses) before income taxes are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
U.S.	$30,330	$15,189	$(90,500)
Foreign	3,386	9,722	12,835
Earnings (loss) before income taxes	$33,716	$24,911	$(77,665)
The components of the income tax provision (benefit) are as follows:

	December 31,
	2024	2023	2022
	(In thousands)
Current income tax provision:
Federal	$2,944	$294	$81
State	1,390	466	88
Foreign	2,088	1,402	1,351
Current income tax provision	6,422	2,162	1,520

Deferred income tax provision (benefit):
Federal	1	167	37
State	—	—	(4)
Foreign	281	550	373
Deferred income tax provision (benefit)	282	717	406
Income tax provision	$6,704	$2,879	$1,926
The tax effects of cumulative temporary differences that give rise to significant deferred tax assets and deferred tax liabilities are presented below. The valuation allowance relates to deferred tax assets for which it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,429	$14,566
Tax credit carryforwards	6,875	13,509
Accrued bonus	4,431	3,745
Stock-based compensation	6,998	10,767
Capitalized research and development expenses	37,610	26,977
Other	3,720	4,569
Total deferred tax assets	71,063	74,133
Less: valuation allowance	(56,871)	(62,108)
Net deferred tax assets	14,192	12,025

Deferred tax liabilities:
Prepaid expenses	(5,784)	(5,468)
Intangible assets with definite lives	(6,081)	(3,308)
Right-of-use assets	(2,390)	(3,303)
Withholding taxes	(1,323)	(1,083)
Other	(68)	(56)
Total deferred tax liabilities	(15,646)	(13,218)
Net deferred tax liability (a)	$(1,454)	$(1,193)
____________________
(a)    Net deferred tax liability was included in "Other long-term liabilities" in the accompanying consolidated balance sheet.

The composition of Vimeo's net operating losses carryforwards ("NOL") as of December 31, 2024 is as follows:

	State (b)	Foreign	Total
	(In thousands)
Subject to expiration (a)	$28,576	$—	$28,576
Indefinite carryforward	4,733	43,544	48,277
Total NOLs	$33,309	$43,544	$76,853
____________________
(a)    State NOLs will expire at various times between 2031 through 2043.
(b)    Certain State NOLs of $0.5 million are subject to limitations under IRC Section 382, separate return limitations, and applicable law.

At December 31, 2024, Vimeo has tax credit carryforwards of $11.2 million. Of this amount, $9.2 million relates to credits for research activities and $2.0 million relates to credits for foreign taxes. These credit carryforwards will expire between 2027 and 2044.
During 2024, Vimeo's valuation allowance decreased by $5.2 million, primarily due to net operating loss utilization, partially offset by deferred tax assets for research and development expenses. At December 31, 2024, Vimeo has a valuation allowance of $56.9 million related to deferred tax assets on temporary differences, tax credits, and tax loss carryforwards for which it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the income tax provision to the amounts computed by applying the statutory federal income tax rate to earnings (loss) before income taxes is shown as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Income tax benefit at the federal statutory rate of 21%	$7,080	$5,231	$(16,310)
State income taxes, net of effect of federal tax benefit	1,368	(359)	(1,559)
Global intangible low-taxed income	2,353	2,864	1,307
Section 250 deductions	(4,088)	(1,350)	—
Return to provision	(108)	2,283	(765)
Valuation allowance	(5,267)	(4,543)	12,736
Stock-based compensation	6,835	(709)	8,838
Non-deductible executive compensation	839	377	42
Tax credits	(2,740)	(2,441)	(2,631)
Uncertain tax positions	459	461	—
Deferred tax adjustments	26	1,242	(205)
Other, net	(53)	(177)	473
Income tax provision	$6,704	$2,879	$1,926
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period excluding interest and penalties	$4,582	$2,523	$2,519
Additions based on tax positions related to prior years	288	1,347	74
Settlements	—	—	(821)
Additions based on tax positions related to the current year	799	712	751
Balance at end of period excluding interest and penalties	$5,669	$4,582	$2,523
Interest and penalties	375	66	—
Balance at end of period including interest and penalties	$6,044	$4,648	$2,523

At December 31, 2024, 2023, and 2022, unrecognized tax benefits, including interest and penalties, were $6.0 million, $4.6 million, and $2.5 million, respectively. A portion of unrecognized tax benefits as of December 31, 2024 relates to tax positions included in IAC's consolidated tax return filings. If unrecognized tax benefits at December 31, 2024 are subsequently recognized, net of related deferred tax assets and interest, income tax provision would decrease by $1.0 million. Vimeo does not expect any settlements or changes to the existing unrecognized tax benefits by December 31, 2025.
Vimeo is routinely under audit by federal, state, local, and foreign authorities as a result of previously filed separate company and consolidated tax returns with IAC. These audits include questioning the timing, amount, and allocation of income and deductions among various tax jurisdictions. The Company is not currently under audit by the Internal Revenue Service. Various other jurisdictions are open to examination for tax years beginning with 2015.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS WITH DEFINITE LIVES
Goodwill and intangible assets with definite lives, net are as follows:

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2024	2023
	(In thousands)
Goodwill	$245,406	$245,406
Intangible assets with definite lives, net of accumulated amortization	1,239	2,629

At December 31, 2024 and 2023, intangible assets with definite lives are as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
	(In thousands)
Developed technology	$29,730	$(28,777)	$953	3.7
Customer relationships	17,530	(17,244)	286	3.9
Trade names	3,000	(3,000)	—	1.7
Total (a)	$50,260	$(49,021)	$1,239	3.6
____________________
(a)    The remaining carrying value is expected to be amortized during the year ended December 31, 2025.

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
	(In thousands)
Developed technology	$29,730	$(27,720)	$2,010	3.7
Customer relationships	17,530	(16,911)	619	3.9
Trade names	3,000	(3,000)	—	1.7
Total	$50,260	$(47,631)	$2,629	3.6

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	December 31, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$287,617	$—	$—	$287,617
Time deposits	—	11,828	—	11,828
Total	$287,617	$11,828	$—	$299,445

	December 31, 2023
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Assets:
Money market funds	$274,212	$—	$—	$274,212
Time deposits	—	6,098	—	6,098
Total	$274,212	$6,098	$—	$280,310
Money market funds and time deposits are included in "Cash and cash equivalents" in the accompanying consolidated balance sheet.
Vimeo's non-financial assets (which consist primarily of goodwill and ROU assets) are adjusted to fair value only if an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.
The changes in the Company's financial instruments that were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) are as follows and solely related to the Company's contingent consideration arrangements, which were finalized and paid in 2023 (as described below):

Year Ended December 31, 2023
(In thousands)
Balance at beginning of period	$7,845
Total net gains:
Included in operating income:	(396)
Settlements	(7,449)
Balance at end of period	$—

During the year ended December 31, 2023, the Company's contingent consideration arrangements were finalized and resulted in payments of $7.4 million. In the accompanying consolidated statement of cash flows, $5.8 million was included in "Contingent consideration payment" within financing activities and $1.7 million was included in "Accounts payable and other liabilities" within operating activities. As a result of finalizing these arrangements, a net $0.4 million gain was recorded within "General and administrative expense" in the accompanying consolidated statement of operations.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—REVOLVING CREDIT FACILITY
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
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at December 31, 2024 and 2023. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock Repurchase Program
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions (the "Stock Repurchase Program"). Under the Stock Repurchase Program, Vimeo may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations, as determined by management. Vimeo's repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. No date has been established for the completion of the Stock Repurchase Program. Vimeo intends to fund repurchases under the repurchase program from cash on hand, has no obligation to repurchase any shares under the Stock Repurchase Program, and may suspend or discontinue it at any time. During the year ended December 31, 2024, the Company repurchased 5.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $4.50 per share, or in aggregate $26.8 million. There were no shares repurchased during the year ended December 31, 2023. The Company accounts for treasury stock under the cost method.
Subsequent to December 31, 2024 and through February 13, 2025, the Company repurchased 1.5 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.55 per share, or in aggregate $9.7 million. At February 13, 2025, the Company has $13.7 million remaining under its share repurchase authorization.
NOTE 9—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Balance at beginning of period	$(699)	$(831)	$(86)
Other comprehensive (loss) income	(481)	132	(745)
Balance at end of period	$(1,180)	$(699)	$(831)
At December 31, 2024, 2023, and 2022, there was no tax benefit or provision on accumulated other comprehensive loss.
NOTE 10—STOCK-BASED COMPENSATION
2021 Stock and Annual Incentive Plan
Vimeo currently has one active equity plan, the Vimeo, Inc. 2021 Stock and Annual Incentive Plan (including an Israeli Appendix), amended and restated as of June 6, 2023 (the "2021 Plan"). The 2021 Plan authorizes the Company to deliver equity awards to its employees, officers, directors and consultants covering an aggregate of up to 20.0 million shares of the Company's common stock (in addition to previously awarded shares). At December 31, 2024, there were 12.0 million shares available for delivery under the 2021 Plan.

Equity awards provided for under the 2021 Plan include SARs, stock options, RSUs, and other stock-based awards related to shares of Vimeo common stock. The exercise price of stock options and SARs cannot be less than the market value of Vimeo common stock on the grant date. In connection with the settlement of stock-based awards, shares of Vimeo common stock may be issued either from authorized but unissued shares or from treasury stock. SARs and stock options generally vest three years from the grant date or in equal annual installments over a three or four‑year period. RSUs generally vest either one year or three years from the grant date or in various installments over periods ranging from six months to three years from the grant date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-based compensation expense
Vimeo recorded stock-based compensation expense of $32.7 million, $12.0 million, and $64.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. No income tax benefit was recognized in the accompanying consolidated statement of operations for the years ended December 31, 2024, 2023, and 2022 related to equity awards because Vimeo has recorded a full valuation allowance against the related deferred tax asset. At December 31, 2024, there was $28.0 million of unrecognized compensation cost, net of estimated forfeitures, related to equity awards, which is expected to be recognized over a weighted average period of 1.9 years.
Stock appreciation rights and stock options
The weighted average grant date fair value of SARs and stock options granted during the year ended December 31, 2023 was $1.87. The key assumptions in determining the grant date fair value included the expected volatility of 52.0%, risk-free interest rate of 3.6%, expected term of 6.5 years, and dividend yield of 0%. There were no SARs or stock options granted during the years ended December 31, 2024 and 2022.
The table below summarizes information about SARs and stock options exercised:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Intrinsic value	$2,494	$157	$1,427
Cash received	$1,106	$759	$18

SAR and stock option activity for the year ended December 31, 2024 is as follows:

	SARs and stock options	Weighted average exercise price	Weighted average remaining contractual term in years	Aggregate intrinsic value
	(Shares and intrinsic value in thousands)
Outstanding at December 31, 2023	12,354	$5.58
Granted	—	—
Exercised	(2,102)	5.39
Forfeited	(17)	21.63
Expired	(1,413)	6.44
Outstanding at December 31, 2024	8,822	5.46	2.2	11,220
Exercisable at December 31, 2024	8,566	$5.48	2.0	$10,620
As of December 31, 2024, the number, weighted average exercise price, weighted average remaining contractual term, and aggregate intrinsic value of Vimeo SARs and stock options that either had vested or are expected to vest approximate the corresponding amounts for Vimeo SARs and stock options outstanding.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted stock units
The table below summarizes the weighted average grant date fair value of RSUs granted, the weighted average assumptions used to determine the grant date fair value of RSUs subject to market conditions, and the intrinsic value of RSUs that vested.

	Years Ended December 31,
	2024 (a)	2023	2022
Weighted average grant date fair value of RSUs granted:
Service conditions	$4.30	$3.67	$8.24
Market conditions	—	5.80	7.25
Total RSUs	$4.30	$4.11	$8.17

Assumptions for RSUs granted with market conditions:
Volatility	—%	57.2%	47.0%
Risk free rate	—%	4.5%	2.5%
Dividend yield	—%	0%	0%

Other Information (In thousands):
Intrinsic value of RSUs that vested	$20,095	$15,960	$3,133
_____________________
(a)    There were no RSUs with market conditions granted in the year ended December 31, 2024.

RSU activity for the year ended December 31, 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Unvested at December 31, 2023	12,546	$7.95
Granted	7,431	4.30
Performance adjustment	3	4.68
Vested	(4,473)	10.54
Forfeited	(3,364)	6.12
Unvested at December 31, 2024 (a)	12,143	$5.26
_____________________
(a)    Includes 0.3 million RSUs subject to market conditions.

Modifications

In connection with executive and Board turnover in prior years, the Company previously modified certain equity awards resulting in a net benefit to stock-based compensation expense of $16.5 million and $4.4 million in the years ended December 31, 2023 and 2022, respectively, which was primarily a result of lower stock prices on the applicable modification dates as compared to the original grant date.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—EARNINGS (LOSS) PER SHARE
The computation of basic and diluted earnings (loss) per share attributable to common shareholders is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings (loss)	$27,012	$22,032	$(79,591)
Less: Net earnings attributed to participating security	(525)	(475)	—
Net earnings (loss) attributable to common stock shareholders	$26,487	$21,557	$(79,591)
Denominator: (a)
Weighted average basic common shares outstanding	163,929	163,238	161,478

Basic earnings (loss) per share	$0.16	$0.13	$(0.49)

Diluted EPS:
Numerator:
Net earnings (loss)	$27,012	$22,032	$(79,591)
Less: Net earnings attributed to participating security	(508)	(469)	—
Net earnings (loss) attributable to common stock shareholders	$26,504	$21,563	$(79,591)
Denominator: (a)
Weighted average basic common shares outstanding	163,929	163,238	161,478
Dilutive securities	5,522	2,033	—
Weighted average diluted common shares outstanding	169,451	165,271	161,478

Antidilutive securities	10,393	21,461	36,030

Diluted earnings (loss) per share	$0.16	$0.13	$(0.49)
_____________________
(a)    Vimeo Restricted Shares were excluded from the computation of average basic common shares outstanding for EPS purposes because the number of shares that ultimately vest is subject to the satisfaction of certain market conditions.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—LEASES
ROU assets and lease liabilities on the accompanying consolidated balance sheet are as follows:

		December 31,
Balance Sheet Classification		2024	2023
		(In thousands)
Right-of-use assets	Other non-current assets	$11,106	$12,795

Current lease liabilities	Accrued expenses and other current liabilities	$3,330	$2,661
Long-term lease liabilities	Other long-term liabilities	8,514	10,775
Total lease liabilities		$11,844	$13,436
Components of lease expense are as follows:

	Years Ended December 31,
Lease Expense	2024	2023	2022
	(In thousands)
Fixed	$4,352	$4,449	$5,971
Short-term	1,154	2,131	2,273
Variable	188	238	226
Total lease expense, net	$5,694	$6,818	$8,470

	Years Ended December 31,
Lease Expense Statement of Operations Classification	2024	2023	2022
	(In thousands)
Cost of revenue	$538	$692	$806
Research and development expense	2,024	2,048	2,613
Sales and marketing expense	2,076	2,229	1,622
General and administrative expense	1,056	1,849	3,429
Total lease expense, net	$5,694	$6,818	$8,470

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Maturities of lease liabilities as of December 31, 2024 are as follows:

Years Ended December 31,	(In thousands)
2025	$4,169
2026	4,248
2027	3,826
2028	1,318
Total(a)	13,561
Less: imputed interest	(1,717)
Total lease liabilities	$11,844
_____________________
(a)    All leases are expected to mature by December 31, 2028.
The weighted average assumptions used for lease term and discount rate are as follows:

	December 31,
	2024	2023	2022
Remaining lease term	3.2 years	4.2 years	5.1 years
Discount rate	8.2%	8.9%	8.1%
Other information related to leases is as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Right-of-use assets obtained in exchange for lease liabilities	$1,538	$262	$14,793
Cash paid for amounts included in the measurement of lease liabilities	$4,253	$4,324	$5,724

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—COMMITMENTS AND CONTINGENCIES
Commitments
Vimeo has entered into certain off-balance sheet commitments that require the future purchase of services ("purchase obligations"). Future payments under non-cancelable purchase obligations as of December 31, 2024 principally consist of payments for various cloud computing and software development arrangements and are as follows:

	Amount of Commitment Expiration Per Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total Amounts Committed
	(In thousands)
Purchase obligations	$57,892	$38,775	$—	$—	$96,667

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs' state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit's judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability was the assertion that Vimeo had "red flag" knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court's other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. On January 13, 2025, the Second Circuit issued an opinion affirming the judgment.
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
On January 15, 2019, the Civil Court of Rome concluded the first case (No. 23732/12) and entered a judgment against Vimeo, awarding RTI damages of €8,500,000 plus interest and entering an injunction against Vimeo with respect to further acts of infringement. Vimeo filed an appeal and petitioned to stay the judgment pending appeal. On May 13, 2019, the Rome Court of Appeals stayed the judgment pending appeal. On August 10, 2022, the Rome Court of Appeals affirmed the judgment. Vimeo appealed to the Italian Supreme Court of Cassation.

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On June 26, 2024, the parties entered into a settlement agreement to resolve the lawsuits pending in Italy and the consolidated enforcement action pending in New York. The settlement agreement included a payment to the plaintiffs, which did not have a material impact on Vimeo’s financial condition, results of operations, or cash flows. Pursuant to the settlement agreement, on July 12, 2024, the parties filed a Joint Stipulation of Dismissal of the consolidated enforcement action in the Southern District of New York (No. 23 Civ. 05488), and the case is now closed. On July 18, 2024, the parties filed Joint Stipulations of Dismissal to resolve the cases pending in the Civil Court of Rome (No. 74775/2017), the Rome Court of Appeals (Nos. 6536/2022 and 5033/2023), and the Italian Supreme Court of Cassation (Nos. 26719/2022 and 856/2024). The Civil Court of Rome and the Rome Court of Appeals have dismissed the cases pending before them. The Italian Supreme Court of Cassation dismissed the first case (No. 26719/2022), and the second case (No. 856/2024) remains pending.

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
NOTE 14—RELATED PARTY TRANSACTIONS
In May 2021, Vimeo became an independent, separately traded public company through a spin-off from IAC/InterActiveCorp ("IAC") (the “Spin-off”). Following the Spin-off, IAC continues to be a related party to Vimeo due to the relationship between our directors and substantial stockholders with IAC and its subsidiaries. All related party balances between Vimeo and IAC and its subsidiaries are reflected in the accompanying consolidated balance sheet within "Accrued expenses and other current liabilities" and "Other long-term liabilities". All related party transactions between Vimeo and IAC and its subsidiaries, other than amounts related to the settlement of equity awards, are reflected in the accompanying consolidated statement of cash flows as operating activities. Amounts related to the settlement of equity awards are reflected in the accompanying consolidated statement of cash flows as financing activities.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In November 2021, Vimeo entered into a sublease agreement with a subsidiary of Angi Inc., which is also an indirect subsidiary of IAC, whereby Vimeo agreed to sublease the 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City. In July 2022, Vimeo extended the terms of the West 34th Street Sublease, and added a sublease of a portion of the fifth floor, both through April 2028. At December 31, 2024 and 2023, Vimeo had a current lease liability of $2.7 million and $2.3 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $8.0 million and $10.7 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the years ended December 31, 2024, 2023, and 2022 were $3.5 million, $3.5 million, and $4.6 million, respectively.
The relationship between Vimeo and IAC has been governed by a number of agreements that include: a separation agreement; a tax matters agreement; a transition services agreement; an employee matters agreement; and a data protection agreement. There were no related charges for the year ended December 31, 2024. The total related charges for the years ended December 31, 2023 and 2022 were $0.8 million and $3.6 million, respectively. At December 31, 2024, Vimeo had a current payable due to IAC of $0.1 million which was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in January 2025. At December 31, 2023, there was no amount due to IAC.

NOTE 15—BENEFIT PLANS
Vimeo employees in the United States may elect to participate in the Vimeo Retirement Savings Plan (the “Vimeo Plan”), which is a retirement savings program in the United States that qualifies under Section 401(k) of the Internal Revenue Code. The employer match under the Vimeo Plan is 100% of the first 10% of a participant’s eligible earnings, subject to IRS limits on the Company’s matching contribution that a participant contributes to the Vimeo Plan. Under the Vimeo Plan, the Company’s common stock is not an available investment option. Vimeo incurred costs related to matching contributions to the Vimeo Plan of $4.9 million, $5.7 million, and $6.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Vimeo also has or participates in various benefit plans, primarily defined contribution plans, for its international employees. Vimeo incurred costs related to contributions to these plans of $2.0 million, $2.0 million, and $2.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.
NOTE 16—FINANCIAL STATEMENT DETAILS
Cash and Cash Equivalents and Restricted Cash
The reconciliation of cash and cash equivalents and restricted cash reported within the accompanying consolidated balance sheet to the total amounts shown in the accompanying consolidated statement of cash flows is as follows:

	December 31, 2024 (a)	December 31, 2023 (b)	December 31, 2022 (a) (b)	December 31, 2021 (a) (b)
	(In thousands)
Cash and cash equivalents	$325,276	$301,372	$274,497	$321,900
Restricted cash included in other current assets	217	64	337	445
Total cash and cash equivalents and restricted cash as shown on the consolidated statement of cash flows	$325,493	$301,436	$274,834	$322,345
____________________
(a)    Restricted cash consisted of a deposit related to a lease.
(b)    Restricted cash consisted of a deposit related to corporate credit cards.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepaid Expenses and Other Current Assets

	December 31,
	2024	2023
	(In thousands)
Prepaid expenses	$15,638	$14,395
Other current assets	9,094	9,096
Prepaid expenses and other current assets	$24,732	$23,491

Accrued Expenses and Other Current Liabilities

	December 31,
	2024	2023
	(In thousands)
Accrued employee compensation and benefits	$33,500	$27,519
Other accrued expenses and current liabilities(a)	22,527	26,054
Accrued expenses and other current liabilities	$56,027	$53,573
____________________
(a)    As of December 31, 2024 and 2023, includes $2.7 million and $2.3 million, respectively, related to the operating lease agreements as described in "Note 14—Related Party Transactions."
Other Income, net
The components of "Other income, net" are as follows:

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Interest income	$14,793	$12,640	$3,866
Foreign exchange gains, net	240	259	1,893
Loss on the sale of an asset	—	(37)	—
Other, net	—	—	5
Other income, net	$15,033	$12,862	$5,764

Supplemental Disclosure of Cash Flow Information

	Years Ended December 31,
	2024	2023	2022
	(In thousands)
Cash received (paid) during the year for:
Interest payments	$—	$(151)	$(203)
Income tax payments	(7,293)	(1,434)	(1,336)
Income tax refunds	$24	$125	$123

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 17—RESTRUCTURING
During the years ended December 31, 2024, 2023, and 2022, the Company completed evaluations to sufficient levels of detail to commit to restructuring plans that resulted in reductions to its workforce of approximately 4%, 11%, and 6%, respectively. One-time termination benefits provided as part of the restructuring plans include severance, continuation of health insurance coverage and other benefits for a specified period of time, which resulted in $2.2 million, $4.9 million, and $4.2 million of restructuring costs for the years ended December 31, 2024, 2023, and 2022, respectively.
Costs related to these restructuring plans have been recognized in the accompanying consolidated statement of operations as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Restructuring costs:
Cost of revenue	$88	$298	$—
Research and development expense	116	2,813	2,282
Sales and marketing expense	1,104	1,078	1,133
General and administrative expense	897	699	768
Total	$2,205	$4,888	$4,183
At December 31, 2024, all payments under the restructuring plans have been made.
NOTE 18—SEGMENT INFORMATION
Vimeo's Chief Executive Officer ("CEO") is the CODM and allocates resources and assesses performance based upon consolidated "Net earnings (loss)" that is included in the accompanying consolidated statement of operations, primarily by monitoring actual results versus our internal budget. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as "Total assets" in the accompanying consolidated balance sheet. Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers as discussed further in "Note 2—Summary of Significant Accounting Policies."

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue and significant expenses regularly provided to the CEO to arrive at Segment net earnings (loss) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In thousands)
Revenue	$417,006	$417,214	$433,028
Less:
Hosting	51,578	49,455	55,084
Compensation and other employee-related	194,074	189,461	207,657
Advertising	32,353	60,351	76,356
Other segment items (a) (b)	111,989	95,915	173,522
Segment net earnings (loss)	27,012	22,032	(79,591)
Adjusting items	—	—	—
Net earnings (loss)	$27,012	$22,032	$(79,591)
_____________________
(a)    Other segment items primarily include stock-based compensation expense, credit card processing fees, software license and maintenance costs, fees for professional services, and rent expense and facility costs.
(b)    Other segment items also include "Depreciation ", "Amortization of intangibles", "Interest expense ", "Other income, net" (as detailed in in Note 16—Financial Statement Details), and "Income tax provision", which are the same as the amounts in the accompanying consolidated statement of operations as the Company operates as a single operating segment.

Schedule II
VIMEO, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charges to Earnings		Charges to Other Accounts		Deductions		Balance at End of Period
	(In thousands)
2024
Allowance for credit losses	$2,728	$993	(a)	$—		$(1,317)	(b)	$2,404
Deferred tax valuation allowance	62,108	(5,267)	(c)	30	(d)	—		56,871

2023
Allowance for credit losses	$5,183	$777	(a)	$—		$(3,232)	(b)	$2,728
Deferred tax valuation allowance	67,544	(4,543)	(e)	(893)	(d)	—		62,108

2022
Allowance for credit losses	$1,324	$7,606	(a)	$—		$(3,747)	(b)	$5,183
Deferred tax valuation allowance	52,023	12,736	(f)	2,785	(g)	—		67,544
_____________________
(a)    Additions to the allowance for credit losses are charged to expense.
(b)    Write-off of reserved accounts receivable, net of recoveries.
(c)    Amount is due primarily to tax credit and NOL utilization offset with deferred tax assets for capitalized research and development expenses.
(d)    Amount is due primarily to currency translation adjustments on foreign NOLs.
(e)    Amount is due primarily to federal and state NOL utilization, partially offset by deferred tax assets for capitalized research and development expenses.
(f)    Amount is due primarily to deferred tax assets for capitalized research and development expenses, partially offset by federal and state NOL utilization.
(g)    Amount is due primarily to the change in attributes resulting from the final Spin-off allocation.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Vimeo management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Vimeo’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, Vimeo management used the criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that, as of December 31, 2024, the Company’s internal control over financial reporting is effective. The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, included herein.
Changes in Internal Control over Financial Reporting
There was no change in Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Vimeo's internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vimeo, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Vimeo, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vimeo, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

New York, New York
February 19, 2025

Item 9B. Other Information

During our fiscal quarter and year ended December 31, 2024, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to our definitive Proxy Statement to be used in connection with our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), as set forth below in accordance with General Instruction G(3) of Form 10-K.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements of Vimeo
Report of Independent Registered Public Accounting Firm: Ernst & Young LLP (PCAOB ID: 42).
Consolidated Balance Sheet as of December 31, 2024 and 2023.
Consolidated Statement of Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Comprehensive Operations for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2024, 2023 and 2022.
Consolidated Statement of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements.

(2) Consolidated Financial Statement Schedule of Vimeo

Schedule Number
II	Valuation and Qualifying Accounts.

All other financial statements and schedules not listed have been omitted since the required information is either included in the Consolidated Financial Statements or the notes thereto, is not applicable or is not required.

(3) Exhibits

Exhibit No.	Description of Document	Location
2.1*	Separation Agreement, by and between IAC/InterActiveCorp and Vimeo, Inc., dated May 24, 2021	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
2.2*	Amended and Restated Agreement and Plan of Merger, dated as of March 12, 2021 by and among Vimeo, Inc., Stream Merger Sub, Inc. and Vimeo.com, Inc.	Annex G of the Registrant's Joint Registration Statement on Form S-4 with IAC, filed on March 12, 2021
3.1	Amended and Restated Certificate of Incorporation of Vimeo, Inc.	Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on May 22, 2024
3.2	Amended and Restated By-laws of Vimeo, Inc.	Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
4.1	Description of Securities	Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.1*	Transition Services Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021

Exhibit No.	Description of Document	Location
10.2*	Employee Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.3*	Tax Matters Agreement by and between IAC/InterActiveCorp and Vimeo, Inc., dated as of May 24, 2021	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 27, 2021
10.4#	Vimeo, Inc. 2021 Stock and Annual Incentive Plan, as amended and restated on June 6, 2023	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 8, 2023
10.5#	Vimeo, Inc. Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.5 to the Registrant's Annual Report on Form 10-K filed on March 1, 2022
10.6#	Amended and Restated Restricted Stock Agreement, dated as of March 20, 2023, by and between Vimeo, Inc. and Joseph M. Levin	Exhibit 10.2 to the Registrant's Quarterly Report on Form10-Q, filed on May 4, 2023
10.7#	Offer Letter between Gillian Munson and Vimeo.com, Inc., dated as of April 2, 2022	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on May 5, 2022
10.8#	Offer Letter between Adam Gross and the Company, dated as of July 4, 2023	Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 2, 2023
10.9#	Offer Letter between Philip Moyer and the Company, dated as of March 26, 2024	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 4, 2024
19.1	Vimeo Insider Trading Policy	Filed herewith.
21.1	List of Subsidiaries of Vimeo, Inc.	Filed herewith.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith.

Exhibit No.	Description of Document	Location
97.1	Policy for Recoupment of Incentive Compensation	Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed on February 22, 2024
101.INS	Inline XBRL Instance	Filed herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement
*	Portions of this exhibit have been omitted because such information is both: (i) not material to the Registrant and (ii) would be competitively harmful if publicly disclosed.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates them by reference.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2025	VIMEO, INC.

	By:	/s/ Gillian Munson
		Name:	Gillian Munson
		Title:	Chief Financial Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities indicated and on February 19, 2025:

Signature	Title

/s/ Philip Moyer	Chief Executive Officer & Director
Philip Moyer	(Principal Executive Officer)

/s/ Gillian Munson	Chief Financial Officer
Gillian Munson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Glenn Schiffman	Chairman of the Board of Directors
Glenn Schiffman

/s/ Adam Gross	Director
Adam Gross

/s/ Alesia J. Haas	Director
Alesia J. Haas

/s/ Jay Herratti	Director
Jay Herratti

/s/ Ida Kane	Director
Ida Kane

/s/ Mo Koyfman	Director
Mo Koyfman

Signature	Title

/s/ Alexander von Furstenberg	Director
Alexander von Furstenberg