Form 10-Q
period 2025-03-31
Vimeo, Inc.
filed 2025-05-05
CIK 1837686

As filed with the Securities and Exchange Commission on May 5, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of May 1, 2025, the following shares of the registrant's common stock were outstanding:

Common Stock	155,344,770
Class B common stock	9,399,250
Total	164,744,020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "will," "may", "could," "should," "would," "anticipates," "estimates," "expects," "plans," "projects," "forecasts," "intends," "targets," "seeks" and "believes," as well as variations of these words, among others, generally identify forward-looking statements. These forward-looking statements include, among others, statements relating to Vimeo's future results of operations and financial condition, business strategy, and plans and objectives of management for future operations.
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•our use or the capabilities of artificial intelligence ("AI") in our offerings may result in reputational harm, cost and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•our business may be vulnerable to changes in political and economic conditions globally, including the effects of tariffs and other trade measures,
•our business involves hosting large quantities of user-generated content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials, and we have faced and may continue to face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store, and process large amounts of content and personal information, which may be subject to new and evolving regulations, and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the United States ("U.S.") or other jurisdictions in which we operate, our operating results will suffer,
•our success will depend upon our continued ability to attract, motivate and retain highly skilled individuals worldwide and manage executive transitions,
•we have been the target of cyberattacks by malicious actors and may be in the future,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$289,028	$325,276
Accounts receivable, net	23,734	24,648
Prepaid expenses and other current assets	24,139	24,732
Total current assets	336,901	374,656

Leasehold improvements and equipment, net	554	456
Goodwill	245,406	245,406
Intangible assets with definite lives, net	2,989	1,239
Other non-current assets	19,866	21,064
TOTAL ASSETS	$605,716	$642,821

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$2,783	$4,473
Deferred revenue	164,711	161,923
Accrued expenses and other current liabilities	45,131	56,027
Total current liabilities	212,625	222,423

Other long-term liabilities	10,557	11,601

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 164,373 and 161,993 shares issued and 154,577 and 156,047 shares outstanding, respectively	1,644	1,620
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	802,134	801,367
Accumulated deficit	(370,239)	(366,323)
Accumulated other comprehensive loss	(826)	(1,180)
Treasury stock, at cost, 9,796 and 5,946 shares, respectively	(50,273)	(26,781)
Total shareholders' equity	382,534	408,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$605,716	$642,821

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Revenue	$103,034	$104,910
Cost of revenue (exclusive of depreciation shown separately below)	24,054	23,443
Gross profit	78,980	81,467
Operating expenses:
Research and development expense	31,186	28,135
Sales and marketing expense	33,358	32,305
General and administrative expense	20,137	18,034
Depreciation	44	57
Amortization of intangibles	347	347
Total operating expenses	85,072	78,878
Operating (loss) income	(6,092)	2,589
Other income, net	2,581	3,816
(Loss) earnings before income taxes	(3,511)	6,405
Income tax provision	(405)	(332)
Net (loss) earnings	$(3,916)	$6,073

Per share information:
Basic (loss) earnings per share	$(0.02)	$0.04
Diluted (loss) earnings per share	$(0.02)	$0.04

Stock-based compensation expense by function:
Cost of revenue	$177	$147
Research and development expense	3,342	3,823
Sales and marketing expense	2,327	1,821
General and administrative expense	3,142	1,181
Total stock-based compensation expense	$8,988	$6,972

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net (loss) earnings	$(3,916)	$6,073
Other comprehensive income (loss):
Change in foreign currency translation adjustment	354	(124)
Total other comprehensive income (loss)	354	(124)
Comprehensive (loss) income	$(3,562)	$5,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2024	$1,620	161,993	$94	9,399	$(26,781)	5,946	$801,367	$(366,323)	$(1,180)	$408,797
Net loss	—	—	—	—	—	—	—	(3,916)	—	(3,916)
Other comprehensive income	—	—	—	—	—	—	—	—	354	354
Stock-based compensation expense (inclusive of capitalized internal-use software development costs)	—	—	—	—	—	—	9,114	—	—	9,114
Amounts related to settlement of equity awards	24	2,380	—	—	—	—	(8,347)	—	—	(8,323)
Purchase of treasury stock	—	—	—	—	(23,492)	3,850	—	—	—	(23,492)
Balance at March 31, 2025	$1,644	164,373	$94	9,399	$(50,273)	9,796	$802,134	$(370,239)	$(826)	$382,534

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at December 31, 2023	$1,585	158,511	$94	9,399	$—	—	$774,587	$(393,335)	$(699)	$382,232
Net earnings	—	—	—	—	—	—	—	6,073	—	6,073
Other comprehensive loss	—	—	—	—	—	—	—	—	(124)	(124)
Stock-based compensation expense	—	—	—	—	—	—	6,972	—	—	6,972
Amounts related to settlement of equity awards	9	929	—	—	—	—	(2,368)	—	—	(2,359)
Balance at March 31, 2024	$1,594	159,440	$94	9,399	$—	—	$779,191	$(387,262)	$(823)	$392,794

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net (loss) earnings	$(3,916)	$6,073
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Stock-based compensation expense	8,988	6,972
Amortization of intangibles	347	347
Depreciation	44	57
Provision for credit losses	320	(81)
Non-cash lease expense	1,045	1,182
Other adjustments, net	313	(58)
Changes in assets and liabilities:
Accounts receivable	(57)	1,758
Prepaid expenses and other assets	2,010	2,145
Accounts payable and other liabilities	(14,383)	(10,383)
Deferred revenue	3,194	(2,422)
Net cash (used in) provided by operating activities	(2,095)	5,590
Cash flows from investing activities:
Capital expenditures	(142)	(160)
Capitalized internal-use software development costs	(1,972)	—
Net cash used in investing activities	(2,114)	(160)
Cash flows from financing activities:
Amounts related to settlement of equity awards	(8,561)	(2,205)
Proceeds from exercise of stock options	247	12
Purchases of treasury stock	(23,791)	—
Net cash used in financing activities	(32,105)	(2,193)
Total cash (used) provided	(36,314)	3,237
Effect of exchange rate changes on cash and cash equivalents and restricted cash	60	(141)
Net (decrease) increase in cash and cash equivalents and restricted cash	(36,254)	3,096
Cash and cash equivalents and restricted cash at beginning of period	325,493	301,436
Cash and cash equivalents and restricted cash at end of period	$289,239	$304,532

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION
Description of Business
Vimeo is the world's most innovative video experience platform, providing a full breadth of video tools through a software-as-a-service ("SaaS") model. Our core focus is transforming how people create and share videos by providing cutting-edge products and a platform that bridges technology with creative innovation. We provide a turnkey cloud-based solution that eliminates barriers to using video and solves essential video needs, including video hosting and management, intuitive video creation and editing, insightful analytics, artificial intelligence language translations, and enterprise tools.
Unless otherwise stated in this Quarterly Report on Form 10-Q, references to "Vimeo," the "Company," "we," "our" or "us" refers to Vimeo, Inc. and its consolidated subsidiaries.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
Significant Accounting Policies
There have been no material changes from the significant accounting policies previously disclosed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on February 19, 2025, except for the addition of the following significant accounting policy.
Internal-use software development costs

The Company capitalizes certain internal and external costs related to the development of internal-use software during the application development stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Capitalized internal-use software development costs are included within "Intangible assets with definite lives, net" on the consolidated balance sheet. Amortization of capitalized internal-use software development costs begins when the internal-use software is ready for its intended use and is recognized over the estimated useful life of the software, which is generally three years, and is included in "Amortization of intangibles" in the consolidated statement of operations.

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
In November 2024, Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) was issued, which requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items. This guidance will become effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
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
Disaggregated revenue is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue:
Self-Serve	$56,112	$59,107
Vimeo Enterprise	24,424	18,467
OTT	12,243	13,059
Add-Ons	8,582	10,804
Other	1,673	3,473
Total	$103,034	$104,910

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue:
United States	$56,000	$57,329
All other countries	47,034	47,581
Total	$103,034	$104,910

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

	March 31, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$164,711	$161,923
Other long-term liabilities	267	512
During the three months ended March 31, 2025, Vimeo recognized $77.9 million of revenue that was included in the deferred revenue balance at December 31, 2024. During the three months ended March 31, 2024, Vimeo recognized $78.3 million of revenue that was included in the deferred revenue balance at December 31, 2023.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Prepaid expenses and other current assets	$5,414	$5,451
Other non-current assets	7,886	8,475

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
For the three months ended March 31, 2025 and 2024, Vimeo recorded an income tax provision of $0.4 million and $0.3 million, respectively. For the three months ended March 31, 2025, the effective income tax rate was lower than the federal statutory rate of 21% primarily due to movement in the valuation allowance and the impact of executive compensation limits under Internal Revenue Code Section 162(m), partially offset by the effects of international tax provisions as required under 2017 Tax Cuts and Jobs Act. Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

At March 31, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $6.3 million and $6.0 million, respectively. The Company estimates that it would recognize an income tax benefit of $1.0 million if unrecognized tax benefits at March 31, 2025 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by March 31, 2026. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	March 31, 2025
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$257,984	$—	$—	$257,984
Time deposits	—	10,648	—	10,648
Total	$257,984	$10,648	$—	$268,632

	December 31, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$287,617	$—	$—	$287,617
Time deposits	—	11,828	—	11,828
Total	$287,617	$11,828	$—	$299,445

Money market funds and time deposits are included in "Cash and cash equivalents" in the accompanying consolidated balance sheet.
Vimeo's non-financial assets (which consist primarily of goodwill, ROU assets, and intangible assets) are adjusted to fair value only if an impairment is recognized. Such fair value measurements are based predominantly on Level 3 inputs.

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
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at March 31, 2025 and December 31, 2024. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
Description of Preferred Stock
The Board is authorized to provide for the issuance of shares of preferred stock, and any class or series thereof, and to assign the designations, powers, preferences and rights to each such class or series and any qualifications, limitations or restrictions. There have been no preferred stock issuances to date.
Stock Repurchase Programs
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions (the "Stock Repurchase Program"). During the three months ended March 31, 2025, the Company repurchased 3.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.10 per share, for an aggregate purchase price of $23.5 million, and completed its authorized purchases pursuant to the program. There were no shares repurchased during the three months ended March 31, 2024. The Company accounts for treasury stock under the cost method.
On April 29, 2025, the Board authorized a new stock repurchase program of up to $50 million of the Company’s common stock (the “2025 Repurchase Program”). Under the 2025 Repurchase Program, the Company’s shares of common stock may be repurchased at any time or from time to time, without prior notice, subject to market conditions and other considerations. Such repurchases may be made through 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or other transactions. The Company has no obligation to repurchase any shares under the 2025 Repurchase Program. The 2025 Repurchase Program does not have an expiration date and may be commenced, suspended, revoked or modified at any time.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$(1,180)	$(699)
Other comprehensive income (loss)	354	(124)
Balance at end of period	$(826)	$(823)
At both March 31, 2025 and 2024, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—(LOSS) EARNINGS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. Basic EPS is calculated using the two-class method since the Vimeo Restricted Shares are participating securities as they are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. For the first quarter of 2025, no allocation of undistributed losses has been made as the Vimeo Restricted Shares do not participate in losses of the Company. Diluted EPS is calculated on the most dilutive basis under either the two-class method or treasury stock method, both of which exclude equity awards that are antidilutive.
The computation of basic and diluted (loss) earnings per share attributable to common shareholders is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings	$(3,916)	$6,073
Less: Net earnings attributed to participating securities	—	(117)
Net (loss) earnings attributable to common stock shareholders	$(3,916)	$5,956
Denominator: (a)
Weighted average basic common shares outstanding	161,328	165,033

Basic (loss) earnings per share	$(0.02)	$0.04

Diluted EPS:
Numerator:
Net (loss) earnings	$(3,916)	$6,073
Less: Net earnings attributed to participating securities	—	(115)
Net (loss) earnings attributable to common stock shareholders	$(3,916)	$5,958
Denominator: (a)
Weighted average basic common shares outstanding	161,328	165,033
Dilutive securities	—	3,963
Weighted average diluted common shares outstanding	161,328	168,996

Antidilutive securities	21,621	12,812

Diluted (loss) earnings per share	$(0.02)	$0.04
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

	March 31, 2025 (a)	December 31, 2024 (a)	March 31, 2024 (a) (b)	December 31, 2023 (b)
	(In thousands)
Cash and cash equivalents	$289,028	$325,276	$304,277	$301,372
Restricted cash included in Prepaid expenses and other current assets	211	217	255	64
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$289,239	$325,493	$304,532	$301,436
(a)    Restricted cash primarily consisted of a deposit related to a lease.
(b)    Restricted cash primarily consisted of a deposit related to corporate credit cards.

Credit Losses
The changes in the allowance for credit losses are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,404	$2,728
Provision for credit losses	320	(81)
Write-offs charged against the allowance	(375)	(531)
Recoveries collected	54	233
Balance at end of period	$2,403	$2,349
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	March 31, 2025	December 31, 2024
	(In thousands)
ROU assets, included in Other non-current assets	$19,933	$18,888
Cloud computing costs, included in Other non-current assets	$406	$304
Leasehold improvements and equipment	$608	$564
Intangible assets with definite lives	$49,368	$49,021

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Interest income	$3,028	$3,671
Foreign exchange (losses) gains, net	(447)	145
Other income, net	$2,581	$3,816

Geographic Concentrations
Tangible long-lived assets at March 31, 2025 and December 31, 2024 relate to "Leasehold improvements and equipment, net."

	March 31, 2025	December 31, 2024
	(In thousands)
Leasehold improvements and equipment, net:
United States	$450	$346
All other countries	104	110
Total	$554	$456
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs' state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit's judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability was the assertion that Vimeo had "red flag" knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court's other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. On January 13, 2025, the Second Circuit issued an opinion affirming the judgment. Plaintiffs filed a Petition for Panel Rehearing in the Second Circuit on February 26, 2025.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 10—RELATED PARTY TRANSACTIONS
In May 2021, Vimeo became an independent, separately traded public company through a spin-off from IAC/InterActiveCorp ("IAC") (the “Spin-off”). Following the Spin-off, IAC continues to be a related party to Vimeo due to the relationship between our directors and substantial stockholders, and IAC and its subsidiaries. Angi Inc. is also a related party to Vimeo due to the relationship between our directors and Angi, Inc. and its subsidiaries. All related party transactions between Vimeo and its related parties, other than amounts related to the settlement of equity awards, are reflected in the accompanying consolidated statement of cash flows as operating activities.
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc. whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At March 31, 2025 and December 31, 2024, Vimeo had a current lease liability of $2.8 million and $2.7 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $7.2 million and $8.0 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for both the three months ended March 31, 2025 and 2024 was $0.9 million. At March 31, 2025 and December 31, 2024, Vimeo had a current payable due to IAC of $0.7 million and $0.1 million included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet, respectively, and was subsequently paid in April 2025 and January 2025, respectively.
NOTE 11—RESTRUCTURING
During the quarters ended March 31, 2025 and March 31, 2024, the Company recognized restructuring costs related to certain departmental reorganizations totaling $1.5 million, and a reduction-in-force totaling $2.2 million, respectively. One-time termination benefits provided in either case included severance, continuation of health insurance coverage and other benefits for a specified period of time.
Restructuring costs have been recognized in the accompanying consolidated statement of operations as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Restructuring costs:
Cost of revenue	$44	$88
Research and development expense	229	116
Sales and marketing expense	748	1,104
General and administrative expense	495	897
Total	$1,516	$2,205
At March 31, 2025, a payable of $0.7 million related to reorganization activities in the first quarter of 2025 was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—SEGMENT INFORMATION
Vimeo's Chief Executive Officer ("CEO") is the chief operating decision maker and allocates resources and assesses performance based upon consolidated "Net (loss) earnings" that is included in the accompanying consolidated statement of operations, primarily by monitoring actual results versus the Company's internal budget. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as "Total assets" in the accompanying consolidated balance sheet. Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers as discussed further in "Note 2—Revenue."
Revenue and significant expenses regularly provided to the CEO to arrive at Segment net (loss) earnings are as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Revenue	$103,034	$104,910
Less:
Hosting	14,198	12,672
Compensation and other employee-related	53,357	50,598
Advertising	7,817	8,421
Other segment items (a) (b)	31,578	27,146
Segment net (loss) earnings	(3,916)	6,073
Adjusting items	—	—
Net (loss) earnings	$(3,916)	$6,073
_____________________
(a)    Other segment items primarily include stock-based compensation expense, credit card processing fees, software license and maintenance costs, and fees for professional services.
(b)    Other segment items also include "Depreciation ", "Amortization of intangibles", "Interest expense ", "Other income, net" (as detailed in Note 8—Financial Statement Details), and "Income tax provision", which are the same as the amounts in the accompanying consolidated statement of operations as the Company operates as a single operating segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Vimeo consolidated financial statements for the three months ended March 31, 2025 included in "Item 1—Consolidated Financial Statements."
Operating Metrics and Key Terms:
The Company has adjusted its operating metrics and key terms by disaggregating our revenue and associated metrics into different categories. We believe that this better reflects how the Company is managed and provides greater clarity into the Company's business for its stockholders. Please see below for a description of these operating metrics and key terms and the changes from our prior presentation.

	Three Months Ended March 31,
	2025	2024	% Change
	(In thousands, except ARPU)
Self-Serve:
Subscribers	1,189.3	1,341.6	(11)%
Average Subscribers	1,205.4	1,357.1	(11)%
ARPU	$189	$175	8%
Bookings	$61,113	$57,671	6%

Vimeo Enterprise:
Subscribers	4.1	3.7	11%
Average Subscribers	4.0	3.5	15%
ARPU	$24,624	$21,203	16%
Bookings	$22,620	$19,935	13%

OTT:
Subscribers	3.2	3.0	4%
Average Subscribers	3.2	3.0	4%
ARPU	$15,696	$17,331	(9)%
Bookings	$9,066	$9,593	(5)%
When the following terms appear in MD&A, they have the meanings indicated below:
•Self-Serve relates to our subscription plans sold directly online.
•Vimeo Enterprise relates to our video offering designed for teams and organizations, which includes the same capabilities of Self-Serve plus enterprise-grade features such as advanced security, custom user permissions, single-sign on for employees, interactive video tools, and marketing software integrations. Vimeo Enterprise is sold through our sales force and is often an upgrade from Vimeo's Self-Serve as the number of users or use cases in an organization grows.
•OTT relates to our over-the-top ("OTT") video monetization solution that allows customers to launch and run their own video streaming channel directly to their audience through a branded web portal, mobile apps, and Internet-enabled TV apps. Revenue and operating metrics derived from OTT had previously been included in Other.

•Add-Ons relates to add-on services tied to our online subscriptions such as bandwidth charges, which are sold through our sales force to subscribers of one of our plans if they exceed a certain threshold of bandwidth. Revenue derived from Add-Ons had previously been included in Self-Serve & Add-Ons.
•Other primarily includes Magisto and Livestream.
•Subscribers is the number of users who have an active subscription to one of Vimeo's paid plans measured at the end of the relevant period. Vimeo counts each customer with a subscription plan as a subscriber regardless of the number of users. In the case of customers who maintain subscriptions across Self-Serve, Vimeo Enterprise, and OTT, Vimeo counts one subscriber for each of the components in which they maintain one or more subscriptions. Vimeo does not count users or team members who have access to a subscriber's account as additional subscribers.
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
•Bookings consist of fixed fees for software-as-a-service (“SaaS”) services, measured at the end of the relevant period, that subscribers have committed to pay during their subscription period, which is generally 12 months, less refunds and chargebacks during the same period.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings to Adjusted EBITDA, for the three months ended March 31, 2025 and 2024.

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

Results of Operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended March 31,
	2025	2024
	(as a % of revenue)
Revenue	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	23	22
Gross profit	77	78
Operating expenses:
Research and development expense	30	27
Sales and marketing expense	32	31
General and administrative expense	20	17
Depreciation	—	—
Amortization of intangibles	—	—
Total operating expenses	83	75
Operating (loss) income	(6)	2
Interest expense	—	—
Other income, net	3	4
(Loss) earnings before income taxes	(3)	6
Income tax provision	—	—
Net (loss) earnings	(4)%	6%
Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Self-Serve	$56,112	$59,107	$(2,995)	(5)%
Vimeo Enterprise	24,424	18,467	5,957	32
OTT	12,243	13,059	(816)	(6)
Add-Ons	8,582	10,804	(2,222)	(21)
Other	1,673	3,473	(1,800)	(52)
Total revenue	$103,034	$104,910	$(1,876)	(2)%
Revenue decreased $1.9 million, or 2%, due primarily to the following:
■Self-Serve decreased $3.0 million, or 5%, due primarily to a decrease of 11% in Average Subscribers, partially offset by an increase of 8% in ARPU.
■Add-Ons decreased $2.2 million, or 21%, due primarily to a decline in demand for bandwidth.
■Other decreased $1.8 million, or 52%, due primarily to the Company actively deprecating a number of products in this category.
■OTT decreased $0.8 million, or 6%, due primarily to a decrease of 9% in ARPU, partially offset by an increase of 4% in Average Subscribers.
■Vimeo Enterprise increased $6.0 million, or 32%, due primarily to increases of 15% and 16% in Average Subscribers and ARPU, respectively.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$24,054	$23,443	$611	3%
Gross profit	$78,980	$81,467	$(2,487)	(3)%
Gross margin	77%	78%
Cost of revenue increased $0.6 million, or 3%, due primarily to an increase in hosting costs of $1.5 million driven by increased unit pricing, partially offset by a decrease in credit card processing fees of $0.8 million driven by lower fees related to OTT.
Gross profit decreased $2.5 million, or 3%, due primarily to the decrease in revenue.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Research and development expense	$31,186	$28,135	$3,051	11%
Sales and marketing expense	33,358	32,305	1,053	3
General and administrative expense	20,137	18,034	2,103	12
Depreciation	44	57	(13)	(23)
Amortization of intangibles	347	347	—	—
Total operating expenses	$85,072	$78,878	$6,194	8%
Research and development expense increased $3.1 million, or 11%, due primarily to increased investment in products of $3.4 million driven by an increase in compensation expense and other employee-related costs.
Sales and marketing expense increased $1.1 million, or 3%, due primarily to an increase of $0.9 million in compensation expense and other employee-related costs.
General and administrative expense increased $2.1 million, or 12%, due primarily to an increase of $2.0 million in stock-based compensation expense driven by executive turnover in 2024.
Operating (loss) income

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Operating (loss) income	$(6,092)	$2,589	$(8,681)	NM

Operating (loss) income decreased $8.7 million due to a decrease in gross profit of $2.5 million and an increase in operating expenses of $6.2 million. The decrease in gross profit was driven by decreases in revenue and gross margin (77% in 2025 compared to 78% in 2024). The increase in operating expenses was due primarily to increased investment in products of $3.4 million and stock-based compensation expense of $2.0 million. The Company is currently forecasting operating expenses to continue to increase in 2025 as we expect to continue to invest in our products.

Non-Operating Income and Expenses

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Interest income	$3,028	$3,671	$(643)	(17)%
Foreign exchange (losses) gains, net	(447)	145	(592)	NM
Other income, net	$2,581	$3,816	$(1,235)	(32)%
Other income, net decreased $1.2 million, or 32% due to a decrease in Interest income, driven by lower Cash and cash equivalents balances, as well as larger foreign currency remeasurement losses.
Income tax provision

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Income tax provision	$(405)	$(332)	$(73)	22%
Income tax provision increased $0.1 million, or 22%, primarily as a result of higher foreign withholding taxes in the first quarter of 2025.
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."

Adjusted EBITDA

	Three Months Ended March 31,
	2025	2024	Change	% Change
	(In thousands)
Adjusted EBITDA	$4,803	$12,170	$(7,367)	(61)%
As a percentage of revenue	5%	12%
Adjusted EBITDA decreased $7.4 million to $4.8 million, due to a decrease in gross profit and an increase in operating expenses driven by increased investment in products.
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

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; (3) amortization of intangible assets; (4) gains and losses recognized on changes in the fair value of contingent consideration arrangements; and (5) restructuring costs associated with exit or disposal activities such as a reduction in force or reorganization. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net (loss) earnings to Adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net (loss) earnings	$(3,916)	$6,073
Add back:
Income tax provision	405	332
Other income, net	(2,581)	(3,816)
Operating (loss) income	(6,092)	2,589
Add back:
Stock-based compensation expense	8,988	6,972
Depreciation	44	57
Amortization of intangibles	347	347
Restructuring costs	1,516	2,205
Adjusted EBITDA	$4,803	$12,170

Items That Are Excluded From Non-GAAP Measure
Stock-based compensation expense consists of expense associated with the grants of Vimeo stock-based awards. These expenses are not paid in cash and we view the economic costs of stock-based awards to be the dilution to our share base. We also consider the dilutive impact of stock-based awards in GAAP diluted (loss) earnings per share, to the extent such impact is dilutive.

Depreciation is a non-cash expense relating to our leasehold improvements and equipment and is computed using the straight-line method to allocate the cost of depreciable assets to operations over their estimated useful lives, or, in the case of leasehold improvements, the lease term, if shorter.
Amortization of intangible assets are non-cash expenses related to capitalized internal-use software development costs or acquisitions. Amortization of capitalized internal-use software development costs is computed using the straight-line method to allocate the cost of such assets to operations over their estimated useful lives. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company are valued and amortized over their estimated useful lives. We believe that acquired intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization is not an ongoing cost of doing business.
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
Restructuring costs consist of costs associated with exit or disposal activities such as severance and other post-employment benefits paid in connection with a reduction-in-force or reorganization. We consider these costs to be non-recurring in nature and therefore, are not indicative of current or future performance or the ongoing cost of doing business.

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	March 31, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$268,074	$304,216
All other countries	20,954	21,060
Total cash and cash equivalents	$289,028	$325,276
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by
Operating activities	$(2,095)	$5,590
Investing activities	$(2,114)	$(160)
Financing activities	$(32,105)	$(2,193)
Net cash provided by operating activities consists of net (loss) earnings adjusted for non-cash items and the effect of changes in working capital.
2025
Net cash used in operating activities included net loss of $3.9 million adjusted for non-cash items of $11.1 million, partially offset by changes in working capital that used $9.2 million. Changes in working capital primarily consisted of a decrease of $14.4 million in accounts payable and other liabilities, partially offset by an increase of $3.2 million in deferred revenue. The decrease in accounts payable and other liabilities was primarily driven by the payment of 2024 annual cash bonuses in 2025, partially offset by accruals for 2025 annual cash bonuses. The increase in deferred revenue was due primarily to an increase in Self-Serve bookings.
Net cash used in investing activities primarily included $2.0 million of capitalized internal-use software development costs.
Net cash used in financing activities primarily included $23.8 million of common stock repurchases and $8.6 million of withholding taxes paid related to the settlement of equity awards.
2024
Net cash provided by operating activities included net earnings of $6.1 million adjusted for non-cash items of $8.4 million, partially offset by changes in working capital that used $8.9 million. Changes in working capital primarily consisted of a decrease of $10.4 million in accounts payable and other liabilities driven by the payment of 2023 annual cash bonuses in 2024, partially offset by accruals for 2024 annual cash bonuses.
Net cash used in investing activities included $0.2 million of capital expenditures.
Net cash used in financing activities included $2.2 million of withholding taxes paid related to the exercise of equity awards.

Liquidity and Capital Resources
Stock Repurchase Program and Activity
During the three months ended March 31, 2025, the Company repurchased 3.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.10 per share, for an aggregate purchase price of $23.5 million and completed its authorized purchases pursuant to the program in the first quarter of 2025. On April 29, 2025, the Board authorized a new stock repurchase program of up to $50 million of the Company’s common stock (the “2025 Repurchase Program”). See "Note 5—Shareholders' Equity" for additional information related to the 2025 Repurchase Program.
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
Liquidity Assessment
At March 31, 2025, Vimeo had $289.0 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, capital expenditures, internal-use software development costs, withholding taxes related to net settled stock-based awards, and repurchases under the 2025 Repurchase Program for at least the next twelve months. Vimeo does not currently expect to incur significant capital expenditures.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our market risk as compared to the disclosures in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

Item 1A.    Risk Factors
In addition to the risk factors below and information set forth in this Form 10-Q, you should carefully consider the risks described under the heading "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 19, 2025. These risks are not exclusive and additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us.

Our business may be vulnerable to changes in political and economic conditions globally, including the effects of tariffs and other trade measures.

Our overall performance depends in part on global economic conditions. Global economic and business activities continue to face widespread macroeconomic uncertainties, including market volatility, changes in international economic and trade relations, supply chain disruptions, changes in the labor market, elevated interest rates and potential increases in inflation, foreign currency exchange rate fluctuations and recession risks, which may continue for an extended period. Additionally, the instability in the political environment in many parts of the world, including in the United States, and changes and uncertainty with respect to trade policies, actual or threatened tariffs, treaties, government regulations, executive orders, directives and enforcement priorities could have an adverse effect on the global economy and/or our business. Given the volatility and uncertainty regarding the scope and duration of tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain.

Adverse macroeconomic conditions may result in decreased or delayed business spending by our current and prospective customers and business partners, reduced demand for or usage of our products, lower renewal rates by our customers, longer or delayed sales cycles, including current and prospective customers delaying contract signing or contract renewals, reduced budgets or minimum commitments related to the products that we offer, or delays in customer payments or our ability to collect accounts receivable, all of which could negatively affect our revenue and business. Additionally, our customers may be affected by changes and uncertainty in the global political environment with respect to trade and other policies. For example, uncertainty regarding the impact of tariffs on certain countries by the U.S. administration, as well as potential or actual retaliatory measures taken by trade partners, have adversely affected trade relations, put increased pressure on supply chains, and led to increased market volatility, and such effects may continue. Any resulting harm to our customers’ businesses could depress their usage levels and/or purchasing power and lead them to reduce their spending with us. Further, if customers fail to pay us as a result of adverse macroeconomic or geopolitical conditions or otherwise, we may be required to take steps to enforce the terms of our contracts and collect amounts due, which may not succeed. In an inflationary environment, we may be unable to raise the sales prices of our products and services at or above the rate at which our costs increase, which could have a material adverse effect on our financial results.

Macroeconomic and political conditions and uncertainties may exacerbate many of the other risks described in this “Risk Factors” section.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
Vimeo has not issued or sold any shares of its common stock or any other equity securities pursuant to unregistered transactions during the quarter ended March 31, 2025.

Issuer Purchases of Equity Securities
The following table sets forth purchases by the Company of shares of Vimeo common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands) (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3) (in thousands)

January 1 to January 31, 2025	1,103	$6.51	1,103	$16,240
February 1 to February 28, 2025	1,731	$6.12	1,731	$5,682
March 1 to March 31, 2025	1,016	$5.62	1,016	$—
Total	3,850	$6.10	3,850
_____________________
(1)    Average price paid per share includes direct costs associated with the repurchases.
(2)    Reflects repurchases of Vimeo common stock made pursuant to the Company's Stock Repurchase Program which was completed in March 2025. On April 29, 2025, the Board authorized a new stock repurchase program of up to $50 million of the Company’s common stock. See "Note 5—Shareholders' Equity" in the accompanying notes to our consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(3)    Direct costs associated with the repurchases do not reduce the amount available under the Stock Repurchase Program.

Item 5.    Other Information
During our fiscal quarter ended March 31, 2025, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#	Offer Letter, dated as of January 31, 2024, by and between Vimeo, Inc. and Jessica Tracy	Filed herewith.
10.2#	Offer Letter, dated as of August 15, 2024, by and between Vimeo, Inc. and Bob Petrocelli	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

Dated:	May 5, 2025	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)