Form 10-Q
period 2025-06-30
Vimeo, Inc.
filed 2025-08-04
CIK 1837686

As filed with the Securities and Exchange Commission on August 4, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2025, the following shares of the registrant's common stock were outstanding:

Common Stock	156,311,058
Class B common stock	9,399,250
Total	165,710,308

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
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•we have a history of losses,
•our prior rapid growth may not be indicative of future performance,
•our total addressable market may prove to be smaller than we expect,
•our ability to read data and make forecasts may be limited,
•we may not have the right product/market fit and may not be able to attract free users or paid subscribers,
•we may not be able to convert our free users into subscribers,
•competition in our market is intense,
•we may not be able to scale our business effectively,
•we may need additional funding as we continue to grow our business,
•our use or the capabilities of artificial intelligence ("AI") in our offerings may result in reputational harm, cost and liability,
•we may experience service interruptions,
•hosting and delivery costs may increase unexpectedly,
•our business may be vulnerable to changes in political and economic conditions globally, including the effects of tariffs and other trade measures,
•our business involves hosting large quantities of user-generated content,
•we have been sued for hosting content that allegedly infringed on a third-party copyright,
•we may face liability for hosting a variety of tortious or unlawful materials, and we have faced and may continue to face negative publicity for removing, or declining to remove, certain content, regardless of whether such content violated any law,
•we collect, store, and process large amounts of content and personal information, which may be subject to new and evolving regulations, and any loss of or unauthorized access to such data could materially impact our business,
•if our business becomes constrained by changing legal and regulatory requirements, including with respect to privacy, data security and data protection, consumer protection, and user-generated content, or enforcement by government regulators, including fines, orders or consent decrees in the United States ("U.S.") or other jurisdictions in which we operate, our operating results will suffer,
•our success will depend upon our continued ability to attract, motivate and retain highly skilled individuals worldwide and manage executive transitions,
•we have been the target of cyberattacks by malicious actors and may be in the future,
•we have faced claims that we infringe third-party intellectual property rights, and
•the risks described or referred to in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	June 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$302,956	$325,276
Accounts receivable, net	24,439	24,648
Prepaid expenses and other current assets	22,969	24,732
Total current assets	350,364	374,656

Leasehold improvements and equipment, net	513	456
Goodwill	245,406	245,406
Intangible assets with definite lives, net	5,048	1,239
Other non-current assets	19,307	21,064
TOTAL ASSETS	$620,638	$642,821

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$3,215	$4,473
Deferred revenue	170,724	161,923
Accrued expenses and other current liabilities	46,047	56,027
Total current liabilities	219,986	222,423

Other long-term liabilities	9,560	11,601

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 165,780 and 161,993 shares issued and 155,984 and 156,047 shares outstanding, respectively	1,658	1,620
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	803,691	801,367
Accumulated deficit	(363,954)	(366,323)
Accumulated other comprehensive loss	(124)	(1,180)
Treasury stock, at cost, 9,796 and 5,946 shares, respectively	(50,273)	(26,781)
Total shareholders' equity	391,092	408,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$620,638	$642,821

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$104,650	$104,376	$207,684	$209,286
Cost of revenue (exclusive of depreciation shown separately below)	23,147	22,678	47,201	46,121
Gross profit	81,503	81,698	160,483	163,165
Operating expenses:
Research and development expense	29,789	26,972	60,975	55,107
Sales and marketing expense	30,260	27,676	63,618	59,981
General and administrative expense	17,194	19,087	37,331	37,121
Depreciation	47	154	91	211
Amortization of intangibles	489	348	836	695
Total operating expenses	77,779	74,237	162,851	153,115
Operating income (loss)	3,724	7,461	(2,368)	10,050
Other income, net	2,513	3,881	5,094	7,697
Earnings before income taxes	6,237	11,342	2,726	17,747
Income tax benefit (provision)	48	(1,221)	(357)	(1,553)
Net earnings	$6,285	$10,121	$2,369	$16,194

Per share information:
Basic earnings per share	$0.04	$0.06	$0.01	$0.10
Diluted earnings per share	$0.04	$0.06	$0.01	$0.09

Stock-based compensation expense by function:
Cost of revenue	$177	$198	$354	$345
Research and development expense	2,271	3,895	5,613	7,718
Sales and marketing expense	1,487	824	3,814	2,645
General and administrative expense	1,211	3,463	4,353	4,644
Total stock-based compensation expense	$5,146	$8,380	$14,134	$15,352

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net earnings	$6,285	$10,121	$2,369	$16,194
Other comprehensive income (loss):
Change in foreign currency translation adjustment	702	(114)	1,056	(238)
Total other comprehensive income (loss)	702	(114)	1,056	(238)
Comprehensive income	$6,987	$10,007	$3,425	$15,956

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Six Months Ended June 30, 2025 and 2024
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2025	$1,644	164,373	$94	9,399	$(50,273)	9,796	$802,134	$(370,239)	$(826)	$382,534
Net earnings	—	—	—	—	—	—	—	6,285	—	6,285
Other comprehensive income	—	—	—	—	—	—	—	—	702	702
Stock-based compensation expense (inclusive of capitalized internal-use software development costs)	—	—	—	—	—	—	5,245	—	—	5,245
Amounts related to settlement of equity awards	14	1,407	—	—	—	—	(3,688)	—	—	(3,674)
Balance at June 30, 2025	$1,658	165,780	$94	9,399	$(50,273)	9,796	$803,691	$(363,954)	$(124)	$391,092

Balance at December 31, 2024	$1,620	161,993	$94	9,399	$(26,781)	5,946	$801,367	$(366,323)	$(1,180)	$408,797
Net earnings	—	—	—	—	—	—	—	2,369	—	2,369
Other comprehensive income	—	—	—	—	—	—	—	—	1,056	1,056
Stock-based compensation expense (inclusive of capitalized internal-use software development costs)	—	—	—	—	—	—	14,359	—	—	14,359
Amounts related to settlement of equity awards	38	3,787	—	—	—	—	(12,035)	—	—	(11,997)
Purchase of treasury stock	—	—	—	—	(23,492)	3,850	—	—	—	(23,492)
Balance at June 30, 2025	$1,658	165,780	$94	9,399	$(50,273)	9,796	$803,691	$(363,954)	$(124)	$391,092

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at March 31, 2024	$1,594	159,440	$94	9,399	$—	—	$779,191	$(387,262)	$(823)	$392,794
Net earnings	—	—	—	—	—	—	—	10,121	—	10,121
Other comprehensive loss	—	—	—	—	—	—	—	—	(114)	(114)
Stock-based compensation expense	—	—	—	—	—	—	8,380	—	—	8,380
Amounts related to settlement of equity awards	9	825	—	—	—	—	(1,527)	—	—	(1,518)
Purchase of treasury stock	—	—	—	—	(11,771)	3,037	—	—	—	(11,771)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$(11,771)	3,037	$786,044	$(377,141)	$(937)	$397,892

Balance at December 31, 2023	$1,585	158,511	$94	9,399	$—	—	$774,587	$(393,335)	$(699)	$382,232
Net earnings	—	—	—	—	—	—	—	16,194	—	16,194
Other comprehensive loss	—	—	—	—	—	—	—	—	(238)	(238)
Stock-based compensation expense	—	—	—	—	—	—	15,352	—	—	15,352
Amounts related to settlement of equity awards	18	1,754	—	—	—	—	(3,895)	—	—	(3,877)
Purchase of treasury stock	—	—	—	—	(11,771)	3,037	—	—	—	(11,771)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$(11,771)	3,037	$786,044	$(377,141)	$(937)	$397,892

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings	$2,369	$16,194
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	14,134	15,352
Amortization of intangibles	836	695
Depreciation	91	211
Provision for credit losses	535	30
Non-cash lease expense	2,091	2,269
Other adjustments, net	(8)	25
Changes in assets and liabilities:
Accounts receivable	(1,368)	414
Prepaid expenses and other assets	4,884	2,929
Accounts payable and other liabilities	(15,751)	(13,022)
Deferred revenue	9,461	191
Net cash provided by operating activities	17,274	25,288
Cash flows from investing activities:
Capital expenditures	(142)	(160)
Capitalized internal-use software development costs	(4,421)	—
Net cash used in investing activities	(4,563)	(160)
Cash flows from financing activities:
Amounts related to settlement of equity awards	(12,396)	(3,935)
Proceeds from exercise of stock options	252	22
Purchases of treasury stock	(23,791)	(11,495)
Net cash used in financing activities	(35,935)	(15,408)
Total cash (used) provided	(23,224)	9,720
Effect of exchange rate changes on cash and cash equivalents and restricted cash	915	(337)
Net (decrease) increase in cash and cash equivalents and restricted cash	(22,309)	9,383
Cash and cash equivalents and restricted cash at beginning of period	325,493	301,436
Cash and cash equivalents and restricted cash at end of period	$303,184	$310,819

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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Recent Accounting Pronouncements
In December 2023, Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures was issued, and requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. This guidance will impact the Company's income tax disclosures beginning with the Annual Report on Form 10-K for the year ended December 31, 2025 on a prospective basis.
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
Disaggregated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
Self-Serve	$57,555	$58,374	$113,667	$117,481
Vimeo Enterprise	24,997	20,051	49,421	38,518
OTT	12,268	12,641	24,511	25,700
Add-Ons	8,197	10,190	16,779	20,994
Other	1,633	3,120	3,306	6,593
Total	$104,650	$104,376	$207,684	$209,286

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Revenue by geography is based on where the customer is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the three and six months ended June 30, 2025 and 2024. Revenue by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$56,802	$56,896	$112,802	$114,225
All other countries	47,848	47,480	94,882	95,061
Total	$104,650	$104,376	$207,684	$209,286

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

	June 30, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$170,724	$161,923
Other long-term liabilities	129	512
During the six months ended June 30, 2025, Vimeo recognized $126.5 million of revenue that was included in the deferred revenue balance at December 31, 2024. During the six months ended June 30, 2024, Vimeo recognized $126.9 million of revenue that was included in the deferred revenue balance at December 31, 2023.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Prepaid expenses and other current assets	$5,584	$5,451
Other non-current assets	7,956	8,475

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
For the three months ended June 30, 2025, Vimeo recorded an income tax benefit of less than $0.1 million. For the three months ended June 30, 2024, Vimeo recorded an income tax provision of $1.2 million. For the six months ended June 30, 2025 and 2024, Vimeo recorded an income tax provision of $0.4 million and $1.6 million, respectively. The effective income tax rate was lower than the federal statutory rate of 21% primarily due to movement in the valuation allowance, stock-based awards, and the effects of international tax provisions as required under 2017 Tax Cuts and Jobs Act, partially offset by the impact of executive compensation limits under Internal Revenue Code 162(m). Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.
At June 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $6.5 million and $6.0 million, respectively. The Company estimates that it would recognize an income tax benefit of $1.0 million if unrecognized tax benefits at June 30, 2025 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by June 30, 2026. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate deduction of domestic research and development expenses and permanent extensions of specific provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in the third quarter of 2025, while others will be effective in 2026. The Company is currently evaluating the impact these tax law changes will have on its consolidated financial statements.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	June 30, 2025
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$270,992	$—	$—	$270,992
Time deposits	—	11,573	—	11,573
Total	$270,992	$11,573	$—	$282,565

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
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at June 30, 2025 and December 31, 2024. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Stock Repurchase Programs
On February 25, 2022, the Board authorized a stock repurchase program of up to $50 million of the Company’s common stock through open market or private transactions (the "Stock Repurchase Program"). During the three months ended March 31, 2025, the Company repurchased 3.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.10 per share, for an aggregate purchase price of $23.5 million, and completed its authorized purchases pursuant to the Stock Repurchase Program. During the six months ended June 30, 2024, the Company repurchased 3.0 million shares of its common stock, on a trade date basis, at an average cost of $3.88 per share, or in aggregate $11.8 million. The Company accounts for treasury stock under the cost method.
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
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$(826)	$(823)	$(1,180)	$(699)
Other comprehensive income (loss)	702	(114)	1,056	(238)
Balance at end of period	$(124)	$(937)	$(124)	$(937)
At both June 30, 2025 and 2024, there was no tax benefit or provision on accumulated other comprehensive loss.

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
The computation of basic and diluted earnings per share attributable to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net earnings	$6,285	$10,121	$2,369	$16,194
Less: Net earnings attributed to participating securities	(124)	(195)	(47)	(312)
Net earnings attributable to common stock shareholders	$6,161	$9,926	$2,322	$15,882
Denominator: (a)
Weighted average basic common shares outstanding	161,675	165,295	161,502	165,164

Basic earnings per share	$0.04	$0.06	$0.01	$0.10

Diluted EPS:
Numerator:
Net earnings	$6,285	$10,121	$2,369	$16,194
Less: Net earnings attributed to participating securities	(121)	(191)	(45)	(305)
Net earnings attributable to common stock shareholders	$6,164	$9,930	$2,324	$15,889
Denominator: (a)
Weighted average basic common shares outstanding	161,675	165,295	161,502	165,164
Dilutive securities	3,336	3,353	5,717	3,658
Weighted average diluted common shares outstanding	165,011	168,648	167,219	168,822

Antidilutive securities	9,612	13,969	7,661	13,391

Diluted earnings per share	$0.04	$0.06	$0.01	$0.09
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

	June 30, 2025 (a)	December 31, 2024 (a)	June 30, 2024 (a) (b)	December 31, 2023 (b)
	(In thousands)
Cash and cash equivalents	$302,956	$325,276	$310,579	$301,372
Restricted cash included in Prepaid expenses and other current assets	228	217	240	64
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$303,184	$325,493	$310,819	$301,436
(a)    Restricted cash included a deposit related to a lease.
(b)    Restricted cash included a deposit related to corporate credit cards.

Credit Losses
The changes in the allowance for credit losses are as follows:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,404	$2,728
Provision for credit losses	535	30
Write-offs charged against the allowance	(851)	(988)
Recoveries collected	148	451
Currency translation adjustment	—	(1)
Balance at end of period	$2,236	$2,220
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	June 30, 2025	December 31, 2024
	(In thousands)
ROU assets, included in Other non-current assets	$20,979	$18,888
Cloud computing costs, included in Other non-current assets	$535	$304
Leasehold improvements and equipment	$661	$564
Intangible assets with definite lives	$49,751	$49,021

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	2,873	3,760	$5,901	$7,431
Foreign exchange (losses) gains, net	$(360)	$121	(807)	266
Other income, net	$2,513	$3,881	$5,094	$7,697

Geographic Concentrations
Tangible long-lived assets at June 30, 2025 and December 31, 2024 relate to "Leasehold improvements and equipment, net."

	June 30, 2025	December 31, 2024
	(In thousands)
Leasehold improvements and equipment, net:
United States	$419	$346
All other countries	94	110
Total	$513	$456
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

On June 26, 2024, the parties entered into a settlement agreement to resolve the lawsuits pending in Italy and the consolidated enforcement action pending in New York. The settlement agreement included a payment to the plaintiffs, which did not have a material impact on Vimeo’s financial condition, results of operations, or cash flows. Pursuant to the settlement agreement, on July 12, 2024, the parties filed a Joint Stipulation of Dismissal of the consolidated enforcement action in the Southern District of New York (No. 23 Civ. 05488), and the case is now closed. On July 18, 2024, the parties filed Joint Stipulations of Dismissal to resolve the cases pending in the Civil Court of Rome (No. 74775/2017), the Rome Court of Appeals (Nos. 6536/2022 and 5033/2023), and the Italian Supreme Court of Cassation (Nos. 26719/2022 and 856/2024). The Civil Court of Rome and the Rome Court of Appeals have dismissed the cases pending before them. The Italian Supreme Court of Cassation dismissed the first case (No. 26719/2022), and has also dismissed the second case (No. 856/2024).

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
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc. whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At June 30, 2025 and December 31, 2024, Vimeo had a current lease liability of $2.9 million and $2.7 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $6.5 million and $8.0 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and six months ended June 30, 2025 and 2024 were both $0.8 million and $1.7 million, respectively. At June 30, 2025 there was no amount due to IAC. At December 31, 2024, Vimeo had a current payable due to IAC of $0.1 million included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet and was subsequently paid in January 2025.
NOTE 11—RESTRUCTURING
During the three and six months ended June 30, 2025, the Company recognized restructuring costs related to certain departmental reorganizations totaling $1.5 million and $3.0 million, respectively. During the three months ended March 31, 2024, the Company recognized restructuring costs relating to a reduction-in-force totaling $2.2 million. There were no restructuring costs recognized during the three months ended June 30, 2024. One-time termination benefits provided in either case included severance, continuation of health insurance coverage and other benefits for a specified period of time.
Restructuring costs have been recognized in the accompanying consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Restructuring costs:
Cost of revenue	$46	$—	$90	$88
Research and development expense	476	—	705	116
Sales and marketing expense	278	—	1,026	1,104
General and administrative expense	729	—	1,224	897
Total	$1,529	$—	$3,045	$2,205
At June 30, 2025, a payable of $1.4 million related to restructuring costs was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 12—SEGMENT INFORMATION
Vimeo's Chief Executive Officer ("CEO") is the chief operating decision maker and allocates resources and assesses performance based upon consolidated "Net earnings" that is included in the accompanying consolidated statement of operations, primarily by monitoring actual results versus the Company's internal budget. Accordingly, the Company operates as a single operating segment. The measure of segment assets is reflected as "Total assets" in the accompanying consolidated balance sheet. Vimeo's revenue is derived primarily from fixed SaaS subscription fees paid by customers as discussed further in "Note 2—Revenue."
Revenue and significant expenses regularly provided to the CEO to arrive at Segment net earnings are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$104,650	$104,376	$207,684	$209,286
Less:
Hosting	12,682	12,874	26,880	25,546
Compensation and other employee-related	50,681	46,570	104,038	97,168
Advertising	7,897	7,606	15,714	16,027
Other segment items (a) (b)	27,105	27,205	58,683	54,351
Segment net earnings	6,285	10,121	2,369	16,194
Adjusting items	—	—	—	—
Net earnings	$6,285	$10,121	$2,369	$16,194
_____________________
(a)    Other segment items primarily include stock-based compensation expense, credit card processing fees, software license and maintenance costs, and fees for professional services.
(b)    Other segment items also include "Depreciation ", "Amortization of intangibles", "Interest expense ", "Other income, net" (as detailed in Note 8—Financial Statement Details), and "Income tax benefit (provision)", which are the same as the amounts in the accompanying consolidated statement of operations as the Company operates as a single operating segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations for Vimeo

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Vimeo consolidated financial statements for the three and six months ended June 30, 2025 included in "Item 1—Consolidated Financial Statements."
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
	(In thousands, except ARPU)
Self-Serve:
Subscribers	1,156.5	1,298.1	(11)%	1,156.5	1,298.1	(11)%
Average Subscribers	1,172.9	1,319.8	(11)%	1,189.0	1,335.4	(11)%
ARPU	$197	$178	11%	$193	$177	9%
Bookings	$64,972	$58,644	11%	$126,085	$116,315	8%

Vimeo Enterprise:
Subscribers	4.0	3.7	10%	4.0	3.7	10%
Average Subscribers	4.1	3.7	11%	4.0	3.5	14%
ARPU	$24,705	$21,977	12%	$24,847	$22,109	12%
Bookings	$25,595	$23,433	9%	$48,214	$43,368	11%

OTT:
Subscribers	3.1	2.9	6%	3.1	2.9	6%
Average Subscribers	3.1	3.0	5%	3.1	3.0	5%
ARPU	$15,720	$17,107	(8)%	$15,901	$17,492	(9)%
Bookings	$7,364	$7,492	(2)%	$16,430	$17,085	(4)%
When the following terms appear in MD&A, they have the meanings indicated below:
•Self-Serve relates to our subscription plans sold directly online through our website or apps, which include features such as video creation, collaboration, distribution, hosting, marketing, monetization, and analytics. Subscribers pay subscription fees with a credit card or an in-app purchase mechanism.
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
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net earnings to Adjusted EBITDA, for the three and six months ended June 30, 2025 and 2024.

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

Results of Operations for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	22	23	22
Gross profit	78	78	77	78
Operating expenses:
Research and development expense	28	26	29	26
Sales and marketing expense	29	27	31	29
General and administrative expense	16	18	18	18
Depreciation	—	—	—	—
Amortization of intangibles	—	—	—	—
Total operating expenses	74	71	78	73
Operating income (loss)	4	7	(1)	5
Interest expense	—	—	—	—
Other income, net	2	4	2	4
Earnings before income taxes	6	11	1	8
Income tax benefit (provision)	—	(1)	—	(1)
Net earnings	6%	10%	1%	8%
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Self-Serve	$57,555	$58,374	$(819)	(1)%	$113,667	$117,481	$(3,814)	(3)%
Vimeo Enterprise	24,997	20,051	4,946	25	49,421	38,518	10,903	28
OTT	12,268	12,641	(373)	(3)	24,511	25,700	(1,189)	(5)
Add-Ons	8,197	10,190	(1,993)	(20)	16,779	20,994	(4,215)	(20)
Other	1,633	3,120	(1,487)	(48)	3,306	6,593	(3,287)	(50)
Total revenue	$104,650	$104,376	$274	—%	$207,684	$209,286	$(1,602)	(1)%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Revenue increased $0.3 million due primarily to the following:
■Vimeo Enterprise increased $4.9 million, or 25%, due primarily to increases of 11% and 12% in Average Subscribers and ARPU, respectively.
■Add-Ons decreased $2.0 million, or 20%, due primarily to a decline in demand for bandwidth.
■Other decreased $1.5 million, or 48%, due primarily to the Company actively deprecating a number of products in this category.
■Self-Serve decreased $0.8 million, or 1%, due primarily to a decrease of 11% in Average Subscribers, partially offset by an increase of 11% in ARPU.
■OTT decreased $0.4 million, or 3%, due primarily to a decrease of 8% in ARPU, partially offset by an increase of 5% in Average Subscribers.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Revenue decreased $1.6 million, or 1%, due primarily to the following:
■Add-Ons decreased $4.2 million, or 20%, due primarily to a decline in demand for bandwidth.
■Self-Serve decreased $3.8 million, or 3%, due primarily to a decrease of 11% in Average Subscribers, partially offset by an increase of 9% in ARPU.
■Other decreased $3.3 million, or 50%, due primarily to the Company actively deprecating a number of products in this category.
■OTT decreased $1.2 million, or 5%, due primarily to a decrease of 9% in ARPU, partially offset by an increase of 5% in Average Subscribers.
■Vimeo Enterprise increased $10.9 million, or 28%, due primarily to increases of 14% and 12% in Average Subscribers and ARPU, respectively.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$23,147	$22,678	$469	2%	$47,201	$46,121	$1,080	2%
Gross profit	$81,503	$81,698	$(195)	—%	$160,483	$163,165	$(2,682)	(2)%
Gross margin	78%	78%			77%	78%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Cost of revenue increased $0.5 million, or 2%, due primarily to an increase of $0.5 million in compensation expense and other employee-related costs driven by increased headcount.
Gross profit decreased $0.2 million due primarily to the increase in cost of revenue.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Cost of revenue increased $1.1 million, or 2%, due primarily to an increase in hosting costs of $1.3 million driven by increased unit pricing.
Gross profit decreased $2.7 million, or 2%, due primarily to the decrease in revenue.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Research and development expense	$29,789	$26,972	$2,817	10%	$60,975	$55,107	$5,868	11%
Sales and marketing expense	30,260	27,676	2,584	9	63,618	59,981	3,637	6
General and administrative expense	17,194	19,087	(1,893)	(10)	37,331	37,121	210	1
Depreciation	47	154	(107)	(70)	91	211	(120)	(57)
Amortization of intangibles	489	348	141	41	836	695	141	20
Total operating expenses	$77,779	$74,237	$3,542	5%	$162,851	$153,115	$9,736	6%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Research and development expense increased $2.8 million, or 10%, due primarily to increased investment in products of $4.0 million driven by an increase in compensation expense and other employee-related costs and an increase of $0.5 million in restructuring costs driven by departmental reorganizations, partially offset by a decrease of $1.6 million in stock-based compensation expense driven by executive leadership changes.
Sales and marketing expense increased $2.6 million, or 9%, due primarily to increases of $0.8 in compensation expense and other employee-related costs and $0.7 million in stock-based compensation expense driven by executive leadership changes.
General and administrative expense decreased $1.9 million, or 10%, due primarily to a decrease of $2.3 million in stock-based compensation expense driven by executive leadership changes, partially offset by an increase of $0.7 million in restructuring costs driven by departmental reorganizations.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Research and development expense increased $5.9 million, or 11%, due primarily to increased investment in products of $7.4 million driven by an increase in compensation expense and other employee-related costs, partially offset by a decrease of $2.1 million in stock-based compensation expense driven by executive leadership changes.
Sales and marketing expense increased $3.6 million, or 6%, due primarily to increases of $1.7 million in compensation expense and other employee-related costs and $1.2 million in stock-based compensation expense driven by executive leadership changes.
General and administrative expense was nearly flat compared to the prior period.
Operating income (loss)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Operating income (loss)	$3,724	$7,461	$(3,737)	(50)%	$(2,368)	$10,050	$(12,418)	NM
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Operating income decreased $3.7 million due to a decrease in gross profit of $0.2 million and an increase in operating expenses of $3.5 million. The decrease in gross profit was driven by an increase in cost of revenue. The increase in operating expenses was due primarily to increased investment in products of $4.0 million and an increase of $1.5 million in restructuring costs, partially offset by a decrease of $3.2 million in stock-based compensation expense.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Operating income (loss) decreased $12.4 million due to a decrease in gross profit of $2.7 million and an increase in operating expenses of $9.7 million. The decrease in gross profit was driven by decreases in revenue and gross margin (77% in 2025 and 78% in 2024). The increase in operating expenses was due primarily to increased investment in products of $7.4 million.

Non-Operating Income and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Interest income	$2,873	$3,760	$(887)	(24)%	$5,901	$7,431	$(1,530)	(21)%
Foreign exchange (losses) gains, net	(360)	121	(481)	NM	(807)	266	(1,073)	NM
Other income, net	$2,513	$3,881	$(1,368)	(35)%	$5,094	$7,697	$(2,603)	(34)%

Other income, net decreased $1.4 million and $2.6 million for the three and six months ended June 30, 2025, respectively, due to a decrease in Interest income driven by lower interest rates, and larger foreign currency remeasurement losses.

Income tax benefit (provision)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Income tax benefit (provision)	$48	$(1,221)	$1,269	NM	$(357)	$(1,553)	$1,196	(77)%
Income tax benefit (provision) increased $1.3 million and $1.2 million for the three and six months ended June 30, 2025, respectively, primarily as a result of lower pre-tax income.
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."

Adjusted EBITDA

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Adjusted EBITDA	$10,935	$16,343	$(5,408)	(33)%	$15,738	$28,513	$(12,775)	(45)%
As a percentage of revenue	10%	16%			8%	14%
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Adjusted EBITDA decreased $5.4 million to $10.9 million, primarily due to a decrease in gross profit and an increase in operating expenses driven by increased investment in products.

For the six months ended June 30, 2025 compared to the six months ended June 30, 2024
Adjusted EBITDA decreased $12.8 million to $15.7 million, due to the factors described above in the three-month discussion.
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
The reconciliation of net earnings to Adjusted EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net earnings	$6,285	$10,121	$2,369	$16,194
Add back:
Income tax (benefit) provision	(48)	1,221	357	1,553
Other income, net	(2,513)	(3,881)	(5,094)	(7,697)
Operating income (loss)	3,724	7,461	(2,368)	10,050
Add back:
Stock-based compensation expense	5,146	8,380	14,134	15,352
Depreciation	47	154	91	211
Amortization of intangibles	489	348	836	695
Restructuring costs	1,529	—	3,045	2,205
Adjusted EBITDA	$10,935	$16,343	$15,738	$28,513

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

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	June 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$280,530	$304,216
All other countries	22,426	21,060
Total cash and cash equivalents	$302,956	$325,276
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash provided by (used in)
Operating activities	$17,274	$25,288
Investing activities	$(4,563)	$(160)
Financing activities	$(35,935)	$(15,408)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital.
2025
Net cash provided by operating activities included net earnings of $2.4 million adjusted for non-cash items of $17.7 million, partially offset by changes in working capital that used $2.8 million. Changes in working capital primarily consisted of a decrease of $15.8 million in accounts payable and other liabilities, partially offset by an increase of $9.5 million in deferred revenue. The decrease in accounts payable and other liabilities was primarily driven by the payment of 2024 annual cash bonuses in 2025, partially offset by accruals for 2025 annual cash bonuses. The increase in deferred revenue was due primarily to an increase in Self-Serve bookings.
Net cash used in investing activities primarily included $4.4 million of capitalized internal-use software development costs.
Net cash used in financing activities primarily included $23.8 million of common stock repurchases and $12.4 million of withholding taxes paid related to the settlement of equity awards.
2024
Net cash provided by operating activities included net earnings of $16.2 million adjusted for non-cash items of $18.6 million, partially offset by changes in working capital that used $9.5 million. Changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $13.0 million, partially offset by a decrease in prepaid expenses and other assets of $2.9 million. The decrease in accounts payable and other liabilities was driven by the payment of 2023 annual cash bonuses in 2024, partially offset by accruals for 2024 annual cash bonuses. The decrease from prepaid expenses and other assets was due to the timing of invoice payments.
Net cash used in investing activities included $0.2 million of capital expenditures.
Net cash used in financing activities included $11.5 million of common stock repurchases and $3.9 million of withholding taxes paid related to the settlement of equity awards.

Liquidity and Capital Resources
Stock Repurchase Program and Activity
During the three months ended March 31, 2025, the Company repurchased 3.9 million shares of its common stock, on a trade date basis, at a weighted average cost of $6.10 per share, for an aggregate purchase price of $23.5 million and completed its authorized purchases pursuant to the program. On April 29, 2025, the Board authorized a new stock repurchase program of up to $50 million of the Company’s common stock (the “2025 Repurchase Program”). See "Note 5—Shareholders' Equity" for additional information related to the 2025 Repurchase Program.
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
Liquidity Assessment
At June 30, 2025, Vimeo had $303.0 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, capital expenditures, internal-use software development costs, withholding taxes related to net settled stock-based awards, and repurchases under the 2025 Repurchase Program for at least the next twelve months. Vimeo does not currently expect to incur significant capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.    Other Information
During our fiscal quarter ended June 30, 2025, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
10.1#*	Separation Agreement, dated as of June 16, 2025, by and between Vimeo, Inc. and Gillian Munson	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on June 16, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

# Management contract or compensatory plan or arrangement.
* The exhibits and certain personal information have been omitted from the Separation Agreement as filed with the
Securities and Exchange Commission pursuant to Items 601(a)(6) and 601(b)(2) of Regulation S-K. The Registrant
agrees to furnish a copy of any omitted information upon request from the Securities and Exchange Commission.
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

Dated:	August 4, 2025	Vimeo, Inc.

		By:	/s/ Gillian Munson
Gillian Munson
Chief Financial Officer (Principal Financial Officer)