Form 10-Q
period 2025-09-30
Vimeo, Inc.
filed 2025-10-28
CIK 1837686

As filed with the Securities and Exchange Commission on October 28, 2025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 23, 2025, the following shares of the registrant's common stock were outstanding:

Common Stock	157,950,354
Class B common stock	9,399,250
Total	167,349,604

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
Forward-looking statements are based on our management's beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions. Actual results could differ materially from those contained in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:
•the announcement and pendency of the proposed Merger (as defined below) could have an adverse effect on our business and results of operations, including our relationships with third-party vendors, customers, users and employees, the time and resources dedicated to the completion of the Merger and our inability to pursue alternative business opportunities or make appropriate changes to our business because of the Merger Agreement (as defined below),
•uncertainties as to the expected timing and completion of the Merger, including the possibility that the Merger Agreement will be terminated, including under circumstances which may require us to pay a termination fee, and that various closing conditions for the transactions may not be satisfied, including the approval of our stockholders, or waived and that our stock price will be adversely impacted in the event the Merger is not consummated,
•we have a history of losses,
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

PART I
FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements
VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2025	December 31, 2024
	(In thousands, except par value amounts)
ASSETS
Cash and cash equivalents	$320,648	$325,276
Accounts receivable, net	21,576	24,648
Prepaid expenses and other current assets	23,441	24,732
Total current assets	365,665	374,656

Leasehold improvements and equipment, net	452	456
Goodwill	245,406	245,406
Intangible assets with definite lives, net	5,576	1,239
Other non-current assets	17,211	21,064
TOTAL ASSETS	$634,310	$642,821

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade	$3,855	$4,473
Deferred revenue	167,712	161,923
Accrued expenses and other current liabilities	60,915	56,027
Total current liabilities	232,482	222,423

Other long-term liabilities	8,533	11,601

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value; 1,600,000 shares authorized; 167,480 and 161,993 shares issued and 157,684 and 156,047 shares outstanding, respectively	1,675	1,620
Class B common stock, $0.01 par value; 400,000 shares authorized; 9,399 shares issued and outstanding, respectively	94	94
Preferred stock, $0.01 par value; 100,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	808,654	801,367
Accumulated deficit	(366,290)	(366,323)
Accumulated other comprehensive loss	(565)	(1,180)
Treasury stock, at cost, 9,796 and 5,946 shares, respectively	(50,273)	(26,781)
Total shareholders' equity	393,295	408,797
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$634,310	$642,821

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Revenue	$105,756	$104,564	$313,440	$313,850
Cost of revenue (exclusive of depreciation shown separately below)	23,414	21,708	70,615	67,829
Gross profit	82,342	82,856	242,825	246,021
Operating expenses:
Research and development expense	31,208	26,588	92,183	81,695
Sales and marketing expense	30,440	28,799	94,058	88,780
General and administrative expense	24,832	19,655	62,163	56,776
Depreciation	62	102	153	313
Amortization of intangibles	391	347	1,227	1,042
Total operating expenses	86,933	75,491	249,784	228,606
Operating (loss) income	(4,591)	7,365	(6,959)	17,415
Other income, net	3,155	3,615	8,249	11,312
Loss (earnings) before income taxes	(1,436)	10,980	1,290	28,727
Income tax provision	(900)	(1,698)	(1,257)	(3,251)
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476

Per share information:
Basic (loss) earnings per share	$(0.01)	$0.06	$—	$0.15
Diluted (loss) earnings per share	$(0.01)	$0.05	$—	$0.15

Stock-based compensation expense by function:
Cost of revenue	$112	$220	$466	$565
Research and development expense	2,252	2,791	7,865	10,509
Sales and marketing expense	1,495	1,521	5,309	4,166
General and administrative expense	2,305	3,736	6,658	8,380
Total stock-based compensation expense	$6,164	$8,268	$20,298	$23,620

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(441)	294	615	56
Total other comprehensive (loss) income	(441)	294	615	56
Comprehensive (loss) income	$(2,777)	$9,576	$648	$25,532

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three and Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2025	$1,658	165,780	$94	9,399	$(50,273)	9,796	$803,691	$(363,954)	$(124)	$391,092
Net loss	—	—	—	—	—	—	—	(2,336)	—	(2,336)
Other comprehensive loss	—	—	—	—	—	—	—	—	(441)	(441)
Stock-based compensation expense (inclusive of capitalized internal-use software development costs)	—	—	—	—	—	—	6,234	—	—	6,234
Amounts related to settlement of equity awards	17	1,700	—	—	—	—	(1,271)	—	—	(1,254)
Balance at September 30, 2025	$1,675	167,480	$94	9,399	$(50,273)	9,796	$808,654	$(366,290)	$(565)	$393,295

Balance at December 31, 2024	$1,620	161,993	$94	9,399	$(26,781)	5,946	$801,367	$(366,323)	$(1,180)	$408,797
Net earnings	—	—	—	—	—	—	—	33	—	33
Other comprehensive income	—	—	—	—	—	—	—	—	615	615
Stock-based compensation expense (inclusive of capitalized internal-use software development costs)	—	—	—	—	—	—	20,593	—	—	20,593
Amounts related to settlement of equity awards	55	5,487	—	—	—	—	(13,306)	—	—	(13,251)
Purchase of treasury stock	—	—	—	—	(23,492)	3,850	—	—	—	(23,492)
Balance at September 30, 2025	$1,675	167,480	$94	9,399	$(50,273)	9,796	$808,654	$(366,290)	$(565)	$393,295

	Common stock, $0.01 par value		Class B common stock, $0.01 par value		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	$	Shares	$	Shares	$	Shares
	(In thousands)
Balance at June 30, 2024	$1,603	160,265	$94	9,399	$(11,771)	3,037	$786,044	$(377,141)	$(937)	$397,892
Net earnings	—	—	—	—	—	—	—	9,282	—	9,282
Other comprehensive income	—	—	—	—	—	—	—	—	294	294
Stock-based compensation expense	—	—	—	—	—	—	8,268	—	—	8,268
Amounts related to settlement of equity awards	6	629	—	—	—	—	(1,290)	—	—	(1,284)
Purchase of treasury stock	—	—	—	—	(5,041)	1,315	—	—	—	(5,041)
Balance at September 30, 2024	$1,609	160,894	$94	9,399	$(16,812)	4,352	$793,022	$(367,859)	$(643)	$409,411

Balance at December 31, 2023	$1,585	158,511	$94	9,399	$—	—	$774,587	$(393,335)	$(699)	$382,232
Net earnings	—	—	—	—	—	—	—	25,476	—	25,476
Other comprehensive income	—	—	—	—	—	—	—	—	56	56
Stock-based compensation expense	—	—	—	—	—	—	23,620	—	—	23,620
Amounts related to settlement of equity awards	24	2,383	—	—	—	—	(5,185)	—	—	(5,161)
Purchase of treasury stock	—	—	—	—	(16,812)	4,352	—	—	—	(16,812)
Balance at September 30, 2024	$1,609	160,894	$94	9,399	$(16,812)	4,352	$793,022	$(367,859)	$(643)	$409,411

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

VIMEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net earnings	$33	$25,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Stock-based compensation expense	20,298	23,620
Amortization of intangibles	1,227	1,042
Depreciation	153	313
Provision for credit losses	373	344
Non-cash lease expense	3,119	3,310
Other adjustments, net	(82)	64
Changes in assets and liabilities:
Accounts receivable	1,175	(795)
Prepaid expenses and other assets	5,774	4,231
Accounts payable and other liabilities	(2,174)	(7,371)
Deferred revenue	6,860	(4,177)
Net cash provided by operating activities	36,756	46,057
Cash flows from investing activities:
Capital expenditures	(142)	(173)
Capitalized internal-use software development costs	(5,269)	—
Net cash used in investing activities	(5,411)	(173)
Cash flows from financing activities:
Amounts related to settlement of equity awards	(14,144)	(5,243)
Proceeds from exercise of stock options	1,125	47
Purchases of treasury stock	(23,791)	(16,797)
Net cash used in financing activities	(36,810)	(21,993)
Total cash (used) provided	(5,465)	23,891
Effect of exchange rate changes on cash and cash equivalents and restricted cash	854	(306)
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,611)	23,585
Cash and cash equivalents and restricted cash at beginning of period	325,493	301,436
Cash and cash equivalents and restricted cash at end of period	$320,882	$325,021

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
Pending Merger with Bending Spoons
As previously disclosed, on September 10, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bending Spoons US Inc., a Delaware corporation ("Parent"), Bending Spoons S.p.A., an Italian societá per azioni (solely for purposes of the sections specified therein) ("Guarantor"), and Bloomberg Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger"). The board of directors of the Company (the "Board") unanimously approved the Merger and the Merger Agreement. The Merger Agreement is an all-cash transaction valued at approximately $1.38 billion. Under the terms of the Merger Agreement, Vimeo shareholders will receive $7.85 per share in cash for each share of Vimeo capital stock that they own. The stockholders of the Company, who are of record as of October 21, 2025, will vote on the Merger and the Merger Agreement at the stockholder meeting on November 19, 2025. If the Merger is not completed, then under certain circumstances Vimeo may be required to pay Bending Spoons US Inc. a termination fee of $40.1 million.

The Company recorded transaction costs of $5.9 million in connection with the pending Merger during the three months ended September 30, 2025. Such costs are included within General and administrative expenses in the Consolidated Statement of Operations. The Company expects additional transaction costs to be incurred including upon successful completion of the Merger.
If the Merger is consummated, our common stock will no longer be publicly listed and traded on The Nasdaq Stock Market LLC, the common stock will be deregistered under the Securities Exchange Act of 1934, we will no longer file periodic reports with the Securities and Exchange Commission ("SEC") and existing stockholders will cease to have any ownership interest in Vimeo.
Basis of Presentation and Consolidation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and with the rules and regulations of the SEC. Accordingly, they do not include all of the information and notes required by GAAP for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments considered necessary for a fair presentation. Interim results are not necessarily indicative of the results that may be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the audited annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
In July 2025, ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets was issued, which allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The practical expedient allows the entity to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This guidance will become effective for fiscal years and interim periods beginning after December 15, 2025 on a prospective basis. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
In September 2025, ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software was issued and amended existing guidance to remove all references to project stages in software development and requires capitalization of internal-use software costs to begin when management has authorized and committed to funding the project and it is probable the project will be completed and used to perform the intended function. This guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Disaggregated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
Self-Serve	$58,743	$58,356	$172,410	$175,837
Vimeo Enterprise	25,503	21,675	74,924	60,193
OTT	11,881	12,358	36,392	38,058
Add-Ons	8,025	9,508	24,804	30,502
Other	1,604	2,667	4,910	9,260
Total	$105,756	$104,564	$313,440	$313,850

Revenue by geography is based on where the customer is located. The United States was the only country from which revenue constituted greater than 10% of total revenue of the Company for the three and nine months ended September 30, 2025 and 2024. Revenue by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue:
United States	$57,282	$56,705	$170,084	$170,930
All other countries	48,474	47,859	143,356	142,920
Total	$105,756	$104,564	$313,440	$313,850

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

	September 30, 2025	December 31, 2024
	(In thousands)
Deferred revenue	$167,712	$161,923
Other long-term liabilities	59	512
During the nine months ended September 30, 2025, Vimeo recognized $156.2 million of revenue that was included in the deferred revenue balance at December 31, 2024. During the nine months ended September 30, 2024, Vimeo recognized $155.9 million of revenue that was included in the deferred revenue balance at December 31, 2023.
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
The current and non-current balances of capitalized costs to obtain a contract with a customer are included in the accompanying consolidated balance sheet as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Prepaid expenses and other current assets	$5,503	$5,451
Other non-current assets	7,430	8,475
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
For the three months ended September 30, 2025 and 2024, Vimeo recorded an income tax provision of $0.9 million and $1.7 million, respectively. For the nine months ended September 30, 2025 and 2024, Vimeo recorded an income tax provision of $1.3 million and $3.3 million, respectively. The effective income tax rate was higher than the federal statutory rate of 21% primarily due to the effects of international tax provisions as required under the 2017 Tax Cuts and Jobs Act and the impact of executive compensation limits under Internal Revenue Code 162(m), partially offset by the movement in the valuation allowance. Vimeo's largest deferred tax assets are capitalized research and development expenses and tax attribute carryforwards. Vimeo has recorded a valuation allowance for the majority of its net deferred tax assets because it has concluded that it is more likely than not that the tax benefit will not be realized.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
At September 30, 2025 and December 31, 2024, unrecognized tax benefits, including interest and penalties, were $6.8 million and $6.0 million, respectively. The Company estimates that it would recognize an income tax benefit of $1.0 million if unrecognized tax benefits at September 30, 2025 are subsequently recognized. Vimeo believes no unrecognized tax benefits would decrease by September 30, 2026. Vimeo recognizes interest and penalties related to unrecognized tax benefits, if applicable, in the income tax provision.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBB"), which includes, among other provisions, changes to the U.S. corporate income tax system. We applied the relevant provisions of the OBBB that became effective in the third quarter of 2025, including the immediate deduction of domestic research and development expenses, which did not have a material impact on our consolidated financial statements. Other changes include the permanent extensions of specific provisions within the 2017 Tax Cuts and Jobs Act, which will become effective in 2026.

NOTE 4—FAIR VALUE MEASUREMENTS
Vimeo's financial instruments that are measured at fair value on a recurring basis are as follows:

	September 30, 2025
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$284,105	$—	$—	$284,105
Time deposits	—	11,840	—	11,840
Total	$284,105	$11,840	$—	$295,945

	December 31, 2024
	Quoted Market Prices for Identical Assets in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value Measurements
	(In thousands)
Money market funds	$287,617	$—	$—	$287,617
Time deposits	—	11,828	—	11,828
Total	$287,617	$11,828	$—	$299,445

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
The holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, such dividends as may be declared by the Board out of funds legally available for the payment of dividends. In the event of a liquidation, dissolution, distribution of assets or winding-up of Vimeo, the holders of shares of Vimeo common stock and the holders of shares of Vimeo Class B common stock are entitled to receive, share for share, all the assets available for distribution after payment of a proper amount to the holders of any series of Vimeo preferred stock, including any series that may be issued in the future.
Vimeo is authorized to issue 1,600,000,000 shares of Vimeo common stock and 400,000,000 shares of Vimeo Class B common stock.
Vimeo Restricted Shares
Vimeo Restricted Shares (held by Joseph Levin, Special Advisor to the Board and former Chairman and member of the Board) totaling 3,247,000 shares were reflected in the accompanying consolidated balance sheet within "Common Stock" at September 30, 2025 and December 31, 2024. Vesting of the Vimeo Restricted Shares is subject to Mr. Levin's continued service as Special Advisor to the Board through November 5, 2030, as well as the achievement of certain stock price targets. Vimeo Restricted Shares have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders.
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

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 6—ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consisting of foreign currency translation adjustments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Balance at beginning of period	$(124)	$(937)	$(1,180)	$(699)
Other comprehensive (loss) income	(441)	294	615	56
Balance at end of period	$(565)	$(643)	$(565)	$(643)
At both September 30, 2025 and 2024, there was no tax benefit or provision on accumulated other comprehensive loss.

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
NOTE 7—(LOSS) EARNINGS PER SHARE
Vimeo common stock and Class B common stock are treated as one class of common stock for earnings per share ("EPS") purposes as both classes of common stock participate in earnings, dividends and other distributions on the same basis. Basic EPS is calculated using the two-class method since the Vimeo Restricted Shares are participating securities as they are unvested and have a non-forfeitable dividend right in the event the Company declares a cash dividend to common shareholders and participates in all other distributions of the Company in the same manner as all other Vimeo common shareholders. For the third quarter of 2025, no allocation of undistributed losses has been made as the Vimeo Restricted Shares do not participate in losses of the Company. Diluted EPS is calculated on the most dilutive basis under either the two-class method or treasury stock method, both of which exclude equity awards that are antidilutive.
The computation of basic and diluted (loss) earnings per share attributable to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Basic EPS:
Numerator:
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476
Less: Net earnings attributed to participating securities	—	(182)	(1)	(494)
Net (loss) earnings attributable to common stock shareholders	$(2,336)	$9,100	$32	$24,982
Denominator: (a)
Weighted average basic common shares outstanding	162,857	162,686	161,959	164,332

Basic (loss) earnings per share	$(0.01)	$0.06	$—	$0.15

Diluted EPS:
Numerator:
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476
Less: Net earnings attributed to participating securities	—	(176)	(1)	(481)
Net (loss) earnings attributable to common stock shareholders	$(2,336)	$9,106	$32	$24,995
Denominator: (a)
Weighted average basic common shares outstanding	162,857	162,686	161,959	164,332
Dilutive securities	—	5,664	5,018	4,327
Weighted average diluted common shares outstanding	162,857	168,350	166,977	168,659

Antidilutive securities	15,078	11,589	6,225	12,790

Diluted (loss) earnings per share	$(0.01)	$0.05	$—	$0.15
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

	September 30, 2025 (a)	December 31, 2024 (a)	September 30, 2024 (a) (b)	December 31, 2023 (b)
	(In thousands)
Cash and cash equivalents	$320,648	$325,276	$324,781	$301,372
Restricted cash included in Prepaid expenses and other current assets	234	217	240	64
Total cash and cash equivalents and restricted cash as shown in the accompanying consolidated statement of cash flows	$320,882	$325,493	$325,021	$301,436
(a)    Restricted cash included a deposit related to a lease.
(b)    Restricted cash included a deposit related to corporate credit cards.

Credit Losses
The changes in the allowance for credit losses are as follows:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Balance at beginning of period	$2,404	$2,728
Provision for credit losses	373	344
Write-offs charged against the allowance	(1,192)	(1,519)
Recoveries collected	178	570
Currency translation adjustment	—	(1)
Balance at end of period	$1,763	$2,122
Accumulated Amortization and Depreciation
Accumulated amortization and depreciation within the accompanying consolidated balance sheet are as follows:

Asset Category	September 30, 2025	December 31, 2024
	(In thousands)
ROU assets, included in Other non-current assets	$22,007	$18,888
Cloud computing costs, included in Other non-current assets	$663	$304
Leasehold improvements and equipment	$726	$564
Intangible assets with definite lives	$50,143	$49,021

VIMEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Other income, net
The components of "Other income, net" are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Interest income	$3,108	$3,827	$9,009	$11,258
Foreign exchange gains (losses), net	47	(212)	(760)	54
Other income, net	$3,155	$3,615	$8,249	$11,312

Geographic Concentrations
Tangible long-lived assets at September 30, 2025 and December 31, 2024 relate to "Leasehold improvements and equipment, net."

	September 30, 2025	December 31, 2024
	(In thousands)
Leasehold improvements and equipment, net:
United States	$386	$346
All other countries	66	110
Total	$452	$456
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
On March 31, 2018, the district court granted Vimeo’s motion to dismiss plaintiffs' state-law unfair competition claims on the grounds that they were state-law copyright claims covered by the DMCA per the Second Circuit's judgment. On May 28, 2021, the district court granted Vimeo summary judgment as to videos for which the sole remaining basis of liability was the assertion that Vimeo had "red flag" knowledge of infringement. On August 26, 2021, the district court approved a stipulation whereby plaintiffs agreed to conditionally dismiss all remaining claims to allow a final judgment to issue. Under the stipulation, plaintiffs may refile their claims regarding the alleged employee-uploaded videos if the Second Circuit reverses the district court's other rulings in whole or in part. On November 1, 2021, the district court entered a final judgment adopting the terms of the parties' stipulation. On November 29, 2021, plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. On January 13, 2025, the Second Circuit issued an opinion affirming the judgment. Plaintiffs filed a Petition for Panel Rehearing in the Second Circuit on February 26, 2025. On September 9, 2025, the Second Circuit ruled on EMI’s Petition for Panel Rehearing, granting EMI’s request to remove a footnote but allowing the rest of the January 13 opinion to remain. The mandate was issued on October 1, 2025.
Sony/Universal/Warner Copyright Litigation
In March 2021, Sony Music Entertainment Italy (a subsidiary of Sony Music Entertainment Group), Warner Music Italia (a subsidiary of Warner Music Group), Universal Music Italia (a subsidiary of Universal Music Group), and Warner Music International Services (a subsidiary of Warner Music Group) filed a lawsuit against Vimeo in the Court of Milan alleging violations of Italian copyright and unfair competition laws. See Sony Music Entertainment Italy s.p.a. et al. v. Vimeo, Inc., Case No. 10977/2021 (Court of Milan, Business Division). The complaint alleges that Vimeo infringed plaintiffs' copyrights by hosting and streaming user-uploaded videos that contain plaintiffs' copyrighted works and that, upon notification of the alleged infringement, Vimeo employed a takedown process that did not comply with Italian law. The complaint seeks, among other things, injunctive relief and damages to be quantified in a separate proceeding. Additionally, the complaint seeks potential penalties of €10,000 per day of delay in removing unauthorized works after receipt of a court order to do so, if applicable. On November 3, 2021, Vimeo filed its initial brief. On November 23, 2021, the parties attended the initial hearing with the Court of Milan where the court set forth a briefing schedule. In September 2025, the case was assigned to a new judge and the claims hearing scheduled for October 8, 2025 was rescheduled for February 24, 2026.

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
Vimeo has entered into various sublease agreements with a subsidiary of Angi Inc. whereby Vimeo agreed to sublease a portion of the 5th floor and the entire 10th floor at 330 West 34th Street ("West 34th Street Sublease") in New York City, both through April 2028. At September 30, 2025 and December 31, 2024, Vimeo had a current lease liability of $3.0 million and $2.7 million included in "Accrued expenses and other current liabilities," respectively, and a non-current lease liability of $5.7 million and $8.0 million included in "Other long-term liabilities," respectively, related to the West 34th Street Sublease in the accompanying consolidated balance sheet. Rent expense for the three and nine months ended September 30, 2025 and 2024 were both $0.9 million and $2.6 million, respectively. At September 30, 2025 and December 31, 2024, Vimeo had a current payable due to IAC of $0.4 million and $0.1 million included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet, respectively, and was subsequently paid in October 2025 and January 2025, respectively.
NOTE 11—RESTRUCTURING
During the three and nine months ended September 30, 2025, the Company recognized restructuring costs related to a reduction-in-force and certain departmental reorganizations totaling $4.4 million and $7.5 million, respectively. During the three months ended March 31, 2024, the Company recognized restructuring costs relating to a reduction-in-force totaling $2.2 million. There were no restructuring costs recognized during the three months ended September 30, 2024. One-time termination benefits provided in all cases included severance, continuation of health insurance coverage and other benefits for a specified period of time.
Restructuring costs have been recognized in the accompanying consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Restructuring costs:
Cost of revenue	$270	$—	$360	$88
Research and development expense	2,078	—	2,783	116
Sales and marketing expense	1,796	—	2,822	1,104
General and administrative expense	291	—	1,515	897
Total	$4,435	$—	$7,480	$2,205
At September 30, 2025, a payable of $2.9 million related to restructuring costs was included in "Accrued expenses and other current liabilities" in the accompanying consolidated balance sheet.

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
Revenue and significant expenses regularly provided to the CEO to arrive at Segment net (loss) earnings are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Revenue	$105,756	$104,564	$313,440	$313,850
Less:
Hosting	13,247	12,521	40,127	38,067
Compensation and other employee-related	49,306	47,665	153,344	144,833
Advertising	7,322	7,785	23,036	23,812
Other segment items (a) (b)	38,217	27,311	96,900	81,662
Segment net (loss) earnings	(2,336)	9,282	33	25,476
Adjusting items	—	—	—	—
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476
_____________________
(a)    Other segment items primarily include stock-based compensation expense, credit card processing fees, software license and maintenance costs, and fees for professional services, including transaction costs.
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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Vimeo consolidated financial statements for the three and nine months ended September 30, 2025 included in "Item 1—Consolidated Financial Statements."
Pending Merger with Bending Spoons
As previously disclosed, on September 10, 2025, Vimeo, Inc., a Delaware corporation (the "Company"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Bending Spoons US Inc., a Delaware corporation ("Parent"), Bending Spoons S.p.A., an Italian societá per azioni (solely for purposes of the sections specified therein) ("Guarantor"), and Bloomberg Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"), pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the "Merger"). The board of directors of the Company (the "Board") unanimously approved the Merger and the Merger Agreement. The Merger Agreement is an all-cash transaction valued at approximately $1.38 billion. Under the terms of the Merger Agreement, Vimeo shareholders will receive $7.85 per share in cash for each share of Vimeo capital stock that they own. The stockholders of the Company, who are of record as of October 21, 2025, will vote on the Merger and the Merger Agreement at the stockholder meeting on November 19, 2025. If the Merger is not completed, then under certain circumstances Vimeo may be required to pay Bending Spoons US Inc. a termination fee of $40.1 million.

The Company recorded transaction costs of $5.9 million in connection with the pending Merger during the three months ended September 30, 2025. Such costs are included within General and administrative expenses in the Consolidated Statement of Operations. The Company expects additional transaction related fees and expenses to be incurred including upon successful completion of the Merger.
If the Merger is consummated, our common stock will no longer be publicly listed and traded on The Nasdaq Stock Market LLC, the common stock will be deregistered under the Securities Exchange Act of 1934, we will no longer file periodic reports with the Securities and Exchange Commission ("SEC") and existing stockholders will cease to have any ownership interest in Vimeo.
Operating Metrics and Key Terms:
In the first quarter of 2025, the Company adjusted its operating metrics and key terms by disaggregating our revenue and associated metrics into different categories. We believe that this better reflects how the Company is managed and provides greater clarity into the Company's business for its stockholders. Please see below for a description of these operating metrics and key terms and the changes from our prior presentation.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
	(In thousands, except ARPU)
Self-Serve:
Subscribers	1,127.9	1,269.1	(11)%	1,127.9	1,269.1	(11)%
Average Subscribers	1,142.2	1,283.6	(11)%	1,174.7	1,320.9	(11)%
ARPU	$204	$181	13%	$196	$178	10%
Bookings	$60,837	$53,583	14%	$186,922	$169,898	10%

Vimeo Enterprise:
Subscribers	4.2	3.8	10%	4.2	3.8	10%
Average Subscribers	4.1	3.7	10%	4.1	3.6	14%
ARPU	$24,567	$23,043	7%	$24,537	$22,487	9%
Bookings	$24,620	$25,092	(2)%	$72,834	$68,460	6%

OTT:
Subscribers	3.1	3.1	—%	3.1	3.1	—%
Average Subscribers	3.1	3.0	3%	3.1	3.1	2%
ARPU	$15,240	$16,363	(7)%	$15,562	$16,597	(6)%
Bookings	$8,221	$11,092	(26)%	$24,651	$28,177	(13)%
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
•General and Administrative Expense consists primarily of compensation expense and other employee-related costs and stock-based compensation expense for personnel engaged in executive management, finance, legal, tax, information technology and human resources, provision for credit losses, fees for professional services, including transaction costs related to the Merger, rent expense, facilities costs, software license and maintenance costs, and business insurance.
•Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is a non-GAAP financial measure. See "Principles of Financial Reporting" for the definition of Adjusted EBITDA and a reconciliation of net (loss) earnings to Adjusted EBITDA, for the three and nine months ended September 30, 2025 and 2024.

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

Results of Operations for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024
Results of operations for the periods presented as a percentage of our revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(as a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue (exclusive of depreciation shown separately below)	22	21	23	22
Gross profit	78	79	77	78
Operating expenses:
Research and development expense	30	25	29	26
Sales and marketing expense	29	28	30	28
General and administrative expense	23	19	20	18
Depreciation	—	—	—	—
Amortization of intangibles	—	—	—	—
Total operating expenses	82	72	80	73
Operating (loss) income	(4)	7	(2)	6
Interest expense	—	—	—	—
Other income, net	3	3	3	4
Loss (earnings) before income taxes	(1)	11	—	9
Income tax provision	(1)	(2)	—	(1)
Net (loss) earnings	(2)%	9%	—%	8%
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Self-Serve	$58,743	$58,356	$387	1%	$172,410	$175,837	$(3,427)	(2)%
Vimeo Enterprise	25,503	21,675	3,828	18	74,924	60,193	14,731	24
OTT	11,881	12,358	(477)	(4)	36,392	38,058	(1,666)	(4)
Add-Ons	8,025	9,508	(1,483)	(16)	24,804	30,502	(5,698)	(19)
Other	1,604	2,667	(1,063)	(40)	4,910	9,260	(4,350)	(47)
Total revenue	$105,756	$104,564	$1,192	1%	$313,440	$313,850	$(410)	—%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Revenue increased $1.2 million, or 1%, due primarily to the following:
■Vimeo Enterprise increased $3.8 million, or 18%, due primarily to increases of 10% and 7% in Average Subscribers and ARPU, respectively.
■Self-Serve increased $0.4 million, or 1%, due primarily to an increase of 13% in ARPU, partially offset by a decrease of 11% in Average Subscribers.
■Add-Ons decreased $1.5 million, or 16%, due primarily to a decline in demand for bandwidth.
■Other decreased $1.1 million, or 40%, due primarily to the Company actively deprecating a number of products in this category.
■OTT decreased $0.5 million, or 4%, due primarily to a decrease of 7% in ARPU, partially offset by an increase of 3% in Average Subscribers.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Revenue was relatively flat, due primarily to the following:
■Add-Ons decreased $5.7 million, or 19%, due primarily to a decline in demand for bandwidth.
■Other decreased $4.4 million, or 47%, due primarily to the Company actively deprecating a number of products in this category.
■Self-Serve decreased $3.4 million, or 2%, due primarily to a decrease of 11% in Average Subscribers, partially offset by an increase of 10% in ARPU.
■OTT decreased $1.7 million, or 4%, due primarily to a decrease of 6% in ARPU, partially offset by an increase of 2% in Average Subscribers.
■Vimeo Enterprise increased $14.7 million, or 24%, due primarily to increases of 14% and 9% in Average Subscribers and ARPU, respectively.

Cost of revenue (exclusive of depreciation shown separately below) and Gross profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Cost of revenue (exclusive of depreciation shown separately below)	$23,414	$21,708	$1,706	8%	$70,615	$67,829	$2,786	4%
Gross profit	$82,342	$82,856	$(514)	(1)%	$242,825	$246,021	$(3,196)	(1)%
Gross margin	78%	79%			77%	78%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Cost of revenue increased $1.7 million, or 8%, due primarily to an increase in hosting costs of $0.7 million driven by higher overall prices for our utilization.
Gross profit decreased $0.5 million, or 1%, due primarily to the increase in cost of revenue, offset in part by the increase in revenue.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Cost of revenue increased $2.8 million, or 4%, due primarily to an increase of $2.1 million in hosting costs driven by higher overall prices for our utilization.
Gross profit decreased $3.2 million, or 1%, due primarily to the increase in cost of revenue.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Research and development expense	$31,208	$26,588	$4,620	17%	$92,183	$81,695	$10,488	13%
Sales and marketing expense	30,440	28,799	1,641	6	94,058	88,780	5,278	6
General and administrative expense	24,832	19,655	5,177	26	62,163	56,776	5,387	9
Depreciation	62	102	(40)	(38)	153	313	(160)	(51)
Amortization of intangibles	391	347	44	12	1,227	1,042	185	18
Total operating expenses	$86,933	$75,491	$11,442	15%	$249,784	$228,606	$21,178	9%
For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Research and development expense increased $4.6 million, or 17%, due primarily to an increase of $2.1 million in restructuring costs driven by a reduction-in-force implemented in the third quarter of 2025 and an increase of $1.7 million in compensation expense and other employee-related costs driven by an increase in headcount.
Sales and marketing expense increased $1.6 million, or 6%, due primarily to an increase of $1.8 million in restructuring costs driven by a reduction-in-force implemented in the third quarter of 2025.
General and administrative expense increased $5.2 million, or 26%, due primarily to an increase of $5.9 million in transactions costs driven by the Merger, partially offset by a decrease of $1.4 million in stock-based compensation expense driven by executive leadership changes.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Research and development expense increased $10.5 million, or 13%, due primarily to an increase in compensation expense and other employee-related costs of $7.9 million driven by an increase in headcount and an increase of restructuring costs of $2.7 million primarily driven by a reduction-in-force implemented in the third quarter of 2025, partially offset by a decrease in stock-based compensation expense of $2.6 million driven by executive leadership changes.
Sales and marketing expense increased $5.3 million, or 6%, due primarily to increases of $1.7 million in restructuring costs primarily driven by a reduction-in-force implemented in the third quarter of 2025, $1.4 million in compensation expense and other employee-related costs, $1.3 million of professional fees for marketing services, and $1.1 million in stock-based compensation expense driven by executive leadership changes.
General and administrative expense increased $5.4 million, or 9%, due primarily to an increase of $5.9 million in transactions costs driven by the Merger, partially offset by a decrease of $1.7 million in stock-based compensation expense driven by executive leadership changes.
Operating (loss) income

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Operating (loss) income	$(4,591)	$7,365	$(11,956)	NM	$(6,959)	$17,415	$(24,374)	NM

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Operating (loss) income decreased $12.0 million due to a decrease in gross profit of $0.5 million and an increase in operating expenses of $11.4 million. The decrease in gross profit was driven by an increase in cost of revenue, offset in part by an increase in revenue. The increase in operating expenses was due primarily to increases of $5.9 million in transaction costs, $4.2 million in restructuring costs, and $1.4 million in compensation expense and other employee-related costs, partially offset by a decrease of $2.0 million in stock-based compensation expense.

For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Operating (loss) income decreased $24.4 million due to a decrease in gross profit of $3.2 million and an increase in operating expenses of $21.2 million. The decrease in gross profit was driven by an increase in cost of revenue. The increase in operating expenses was due primarily to increases of $7.9 million in compensation expense and other employee-related costs, $5.9 million in transaction costs, and $5.0 million in restructuring costs, partially offset by a decrease of $3.2 million in stock-based compensation expense.

Non-Operating Income and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Interest income	$3,108	$3,827	$(719)	(19)%	$9,009	$11,258	$(2,249)	(20)%
Foreign exchange gains (losses), net	47	(212)	259	NM	(760)	54	(814)	NM
Other income, net	$3,155	$3,615	$(460)	(13)%	$8,249	$11,312	$(3,063)	(27)%

Other income, net decreased $0.5 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, due primarily to a decrease in Interest income driven by lower interest rates.

Income tax provision

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Income tax provision	$(900)	$(1,698)	$798	(47)%	$(1,257)	$(3,251)	$1,994	(61)%
Income tax provision decreased $0.8 million and $2.0 million for the three and nine months ended September 30, 2025, respectively, primarily as a result of lower pre-tax income, partially offset by the impact of the valuation allowance.
For further details of income tax matters, see "Note 3—Income Taxes" to the financial statements included in "Item 1. Consolidated Financial Statements."

Adjusted EBITDA

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
	(In thousands)
Adjusted EBITDA	$12,355	$16,082	$(3,727)	(23)%	$28,093	$44,595	$(16,502)	(37)%
As a percentage of revenue	12%	15%			9%	14%

For the three months ended September 30, 2025 compared to the three months ended September 30, 2024
Adjusted EBITDA decreased $3.7 million to $12.4 million, primarily due to a decrease in gross profit and an increase in operating expenses driven by an increase in compensation expense and other employee-related costs.
For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Adjusted EBITDA decreased $16.5 million to $28.1 million, primarily due to a decrease in gross profit and an increase in operating expenses driven by an increase in compensation expense and other employee-related costs.
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

Definition of Non-GAAP Measure
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") is defined as operating (loss) income excluding: (1) stock-based compensation expense; (2) depreciation; (3) amortization of intangibles; (4) gains and losses recognized on changes in the fair value of contingent consideration arrangements; (5) restructuring costs associated with exit or disposal activities such as a reduction in force or reorganization; and (6) transaction costs. We believe this measure is useful for analysts and investors as this measure allows a more meaningful comparison between our performance and that of our competitors. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash or non-recurring in nature. Adjusted EBITDA has certain limitations because it excludes the impact of these expenses.
The reconciliation of net (loss) earnings to Adjusted EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net (loss) earnings	$(2,336)	$9,282	$33	$25,476
Add back:
Income tax provision	900	1,698	1,257	3,251
Other income, net	(3,155)	(3,615)	(8,249)	(11,312)
Operating (loss) income	(4,591)	7,365	(6,959)	17,415
Add back:
Stock-based compensation expense	6,164	8,268	20,298	23,620
Depreciation	62	102	153	313
Amortization of intangibles	391	347	1,227	1,042
Restructuring costs	4,435	—	7,480	2,205
Transaction costs	5,894	—	5,894	—
Adjusted EBITDA	$12,355	$16,082	$28,093	$44,595

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
Amortization of intangibles are non-cash expenses related to capitalized internal-use software development costs or acquisitions. Amortization of capitalized internal-use software development costs is computed using the straight-line method to allocate the cost of such assets to operations over their estimated useful lives. At the time of an acquisition, the identifiable definite-lived intangible assets of the acquired company are valued and amortized over their estimated useful lives. We believe that acquired intangible assets represent costs incurred by the acquired company to build value prior to acquisition and the related amortization is not an ongoing cost of doing business.
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
Transaction costs consist of professional fees, such as legal, financial advisory, accounting, and other costs incurred by the Company that are directly related to the Merger. We consider these costs to be non-recurring in nature and therefore, are not indicative of current or future performance or the ongoing cost of doing business.

VIMEO'S FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Position

	September 30, 2025	December 31, 2024
	(In thousands)
Cash and cash equivalents:
United States	$299,391	$304,216
All other countries	21,257	21,060
Total cash and cash equivalents	$320,648	$325,276
Vimeo's international cash can be repatriated without significant tax consequences.
Cash Flow Information

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash provided by (used in)
Operating activities	$36,756	$46,057
Investing activities	$(5,411)	$(173)
Financing activities	$(36,810)	$(21,993)
Net cash provided by operating activities consists of net earnings adjusted for non-cash items and the effect of changes in working capital.
2025
Net cash provided by operating activities included net earnings of less than $0.1 million adjusted for non-cash items of $25.1 million and changes in working capital that provided $11.6 million. Changes in working capital primarily consisted of an increase of $6.9 million in deferred revenue and a decrease of $5.8 million in prepaid expenses and other assets. The increase in deferred revenue was due primarily to an increase in Self-Serve bookings. The decrease in prepaid expenses and other assets was due to the timing of invoice payments.
Net cash used in investing activities primarily included $5.3 million of capitalized internal-use software development costs.
Net cash used in financing activities primarily included $23.8 million of common stock repurchases and $14.1 million of withholding taxes paid related to the settlement of equity awards.
2024
Net cash provided by operating activities included net earnings of $25.5 million adjusted for non-cash items of $28.7 million, partially offset by changes in working capital that used $8.1 million. Changes in working capital primarily consisted of a decrease in accounts payable and other liabilities of $7.4 million and a decrease in deferred revenue of $4.2 million, partially offset by a decrease of $4.2 million in prepaid expenses and other assets. The decrease in accounts payable and other liabilities was driven by the payment of 2023 annual cash bonuses in 2024, lease payments, and estimated tax payments, partially offset by accruals for 2024 annual and supplemental cash bonuses. The decrease in deferred revenue was due primarily to lower Self-Serve, Add-Ons, and Other bookings, partially offset by growth in Vimeo Enterprise bookings. The decrease in prepaid expenses and other assets was due to the timing of invoice payments.
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
Liquidity Assessment
At September 30, 2025, Vimeo had $320.6 million in cash and cash equivalents and no debt. Vimeo believes its existing cash and cash equivalents and expected positive cash flows generated from operations will be sufficient to fund its normal operating requirements, capital expenditures, internal-use software development costs, withholding taxes related to net settled stock-based awards, and repurchases under the 2025 Repurchase Program for at least the next twelve months. Vimeo does not currently expect to incur significant capital expenditures.
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
Changes in Internal Control Over Financial Reporting
There were no changes to Vimeo's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Vimeo's internal control over financial reporting.

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

Risks Related to the Pending Merger

The pending Merger subjects us to a number of risks and uncertainties, including, but not limited to, the following:

The Merger may not be completed on the anticipated terms or timeline, or at all.

The closing of the Merger is subject to the satisfaction of various conditions, including the receipt of Vimeo stockholder approval of the Merger Agreement and receipt of required antitrust approvals. There can be no assurance that these conditions will be satisfied or that the Merger will be completed within the expected timeframe or at all. If the Merger is not completed, we may experience significant disruptions, including loss of key personnel, negative impacts on business relationships, and increased costs. If the Merger is not completed, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on The Nasdaq Stock Market LLC.

While the Merger is pending, we are subject to business uncertainties and certain contractual restrictions.

The business uncertainties and contractual restrictions in effect while the Merger is pending may adversely affect our relationships with customers, third-party vendors, users, and other business partners. We may experience reduced customer confidence, or changes in vendor terms. We may also be subject to restrictions on business activities due to contractual restrictions under the terms of the Merger Agreement, which could impact the ability to pursue certain business opportunities or respond to changing market conditions.

In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us.

In connection with the Merger, our current and prospective employees could experience uncertainty about their future with us or decide that they do not want to continue their employment. As a result, key employees may depart because of issues relating to such uncertainty or a desire not to remain with Vimeo following the completion of the Merger. The loss of officers or employees could adversely affect our business, results of operations, and financial condition. Such adverse effects could also be increased by a delay in the completion of the Merger for any reason. We may also experience challenges in hiring new employees during the pendency of the Merger, or if the Merger Agreement is terminated, which could harm our ability to grow our business, execute on our business plans or enhance our operations.

If the Merger is not completed, Vimeo’s stock price may decline and we may be adversely affected.

The current market price of our common stock may reflect a market assumption that the Merger will be completed. If the Merger is not completed, the price of our common stock could decline significantly, and we may be subject to additional risks, including loss of key personnel, negative impacts on business relationships, and increased difficulty in attracting and retaining employees, users and business partners. In addition, a failed transaction may result in negative publicity and a negative impression of us among our third-party vendors, customers, users or in the investment community or business community generally.

Our stockholders will not benefit from future growth opportunities as stockholders of Vimeo if the Merger is completed.

If the Merger is completed, stockholders will receive cash for their shares of common stock and will no longer have the opportunity to participate in any future growth or potential appreciation in the value of Vimeo.

We may incur significant direct and indirect costs and expenses related to the Merger, including paying a termination fee under certain circumstances.

We have incurred, and expect to continue to incur, significant costs in connection with the Merger, including legal, financial advisory, accounting, and other transaction-related expenses, regardless of whether the Merger is completed. Additionally, if the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee to Bending Spoons US Inc. in the amount of $40.1 million, which could have a material adverse effect on our financial condition and results of operations.

We may be a target of litigation related to the Merger, which could result in substantial costs and may delay or prevent the Merger from being completed.

We currently are, and may be in the future, subject to lawsuits or other legal proceedings related to the Merger, which could result in significant costs, divert management’s attention, and delay or prevent the completion of the Merger. Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, that injunction may delay or prevent the transaction from being completed, which may adversely affect our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 5.    Other Information
During our fiscal quarter ended September 30, 2025, none of Vimeo's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) entered into, modified (as to amount, price or timing of trades) or terminated (i) contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information or (ii) non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits
The documents set forth below, numbered in accordance with Item 601 of Regulation S-K, are filed herewith, incorporated by reference to the location indicated or furnished herewith.

Exhibit Number	Description	Location
2.1*	Agreement and Plan of Merger, dated as of September 10, 2025, among Vimeo, Inc., Bending Spoons US Inc., Bending Spoons S.p.A., and Bloomberg Merger Sub Inc.	Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on September 10, 2025.
10.1#	Amended & Restated Separation Agreement, dated as of August 4, 2025, by and between Vimeo, Inc. and Gillian Munson	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 4, 2025.
10.2#	Amended & Restated Separation Agreement, dated as of August 28, 2025, by and between Vimeo, Inc. and Gillian Munson	Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on August 29, 2025.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act	Filed herewith.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act	Furnished herewith.
101.INS	Inline XBRL Instance	Filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation	Filed herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition	Filed herewith.
101.LAB	Inline XBRL Taxonomy Extension Labels	Filed herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation	Filed herewith.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.
# Management contract or compensatory plan or arrangement.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by SEC.
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

Dated:	October 28, 2025	Vimeo, Inc.

		By:	/s/ Austin Kaplicer
Austin Kaplicer
Interim Chief Financial Officer (Principal Financial Officer)